Form 10-Q
period 2014-03-31
Athlon Energy Inc.
filed 2014-05-12
CIK 1574648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock, $0.01 par value, outstanding as of May 9, 2014  97,125,345

ATHLON ENERGY INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q (the “Report”) and our other materials filed with the United States Securities and Exchange Commission (“SEC”), or in other written or oral statements made or to be made by us, other than statements of historical fact, are forward-looking statements.  These forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements may include words such as “may”, “will”, “could”, “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “should”, “predict”, “potential”, “pursue”, “target”, “continue”, and other words and terms of similar meaning.  You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.  Our actual results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in “Item 1A. Risk Factors” and elsewhere in our 2013 Annual Report on Form 10-K and in our other filings with the SEC.  If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected.  We undertake no responsibility to update forward-looking statements for changes related to these or any other factors that may occur subsequent to this filing for any reason.

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

•                  Mcf/d.  One thousand cubic feet of natural gas per day.

•                  MMcf.  One million cubic feet of natural gas.

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

•                  Production margin.  Total wellhead revenues less total production costs.

ii

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHLON ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,514	$113,025
Accounts receivable	63,434	48,238
Inventory	853	928
Deferred taxes	739	380
Other	1,797	1,166
Total current assets	72,337	163,737

Properties and equipment, at cost - full cost method:
Evaluated properties, including wells and related equipment	1,431,200	1,244,178
Unevaluated properties	139,502	89,859
Accumulated depletion, depreciation, and amortization	(188,798)	(160,779)
	1,381,904	1,173,258

Derivatives, at fair value	1,505	2,330
Debt issuance costs	14,110	14,679
Acquisition deposits	4,400	—
Other	1,364	1,447
Total assets	$1,475,620	$1,355,451

LIABILITIES AND EQUITY

Current liabilities:
Trade accounts payable	$2,180	$459
Accrued liabilities:
Lease operating	6,625	6,563
Production, severance, and ad valorem taxes	3,825	2,550
Development capital	83,427	68,059
Interest	17,049	7,790
Derivatives, at fair value	14,013	8,354
Revenue payable	23,400	20,513
Other	4,884	4,035
Total current liabilities	155,403	118,323

Asset retirement obligations, net of current portion	7,795	6,795
Long-term debt	549,000	500,000
Deferred taxes	102,094	92,397
Other	99	101
Total liabilities	814,391	717,616

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 82,129,089 issued and outstanding	821	821
Additional paid-in capital	597,900	593,943
Retained earnings	51,058	32,283
Total stockholders’ equity	649,779	627,047
Noncontrolling interest	11,450	10,788
Total equity	661,229	637,835
Total liabilities and equity	$1,475,620	$1,355,451

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Oil	$87,082	$45,659
Natural gas	7,425	3,367
Natural gas liquids	11,162	5,720
Total revenues	105,669	54,746

Expenses:
Production:
Lease operating	10,736	7,237
Production, severance, and ad valorem taxes	6,752	3,739
Depletion, depreciation, and amortization	28,076	18,053
General and administrative	8,965	3,282
Acquisition costs	618	57
Derivative fair value loss	11,180	6,849
Accretion of discount on asset retirement obligations	195	149
Total expenses	66,522	39,366

Operating income	39,147	15,380

Other income (expenses):
Interest	(9,178)	(4,474)
Other	3	—
Total other expenses	(9,175)	(4,474)

Income before income taxes	29,972	10,906
Income tax provision	10,535	27

Consolidated net income	19,437	10,879
Less: net income attributable to noncontrolling interest	662	—
Net income attributable to stockholders	$18,775	$10,879

Net income per common share:
Basic	$0.23	$0.16
Diluted	$0.23	$0.16

Weighted average common shares outstanding:
Basic	82,129	66,340
Diluted	82,129	68,196

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON ENERGY INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

(unaudited)

	Athlon Stockholders
	Issued
	Shares of		Additional		Total
	Common	Common	Paid-in	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Equity	Interest	Equity
Balance at December 31, 2013	82,129	$821	$593,943	$32,283	$627,047	$10,788	$637,835
Equity-based compensation	—	—	3,957	—	3,957	—	3,957
Consolidated net income	—	—	—	18,775	18,775	662	19,437
Balance at March 31, 2014	82,129	$821	$597,900	$51,058	$649,779	$11,450	$661,229

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$19,437	$10,879
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	28,076	18,053
Deferred taxes	9,338	27
Non-cash derivative loss	6,484	6,708
Equity-based compensation	3,703	48
Other	829	438
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,992)	(8,648)
Other current assets	(117)	219
Accounts payable	1,654	(2,253)
Accrued interest	9,258	185
Revenue payable	2,887	3,010
Other current liabilities	2,172	1,731
Net cash provided by operating activities	68,729	30,397

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(98,667)	(8,819)
Acquisition deposits	(4,400)	—
Development of oil and natural gas properties	(122,132)	(81,605)
Other	(41)	(136)
Net cash used in investing activities	(225,240)	(90,560)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	56,000	53,271
Payments on long-term debt	(7,000)	—
Other	—	1,400
Net cash provided by financing activities	49,000	54,671

Decrease in cash and cash equivalents	(107,511)	(5,492)
Cash and cash equivalents, beginning of period	113,025	8,871
Cash and cash equivalents, end of period	$5,514	$3,379

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

Prior to the corporate reorganization, Holdings was a party to a limited partnership agreement with its management group and Apollo Athlon Holdings, LP (“Apollo”), which is an affiliate of Apollo Global Management, LLC.  Prior to the corporate reorganization, Apollo Investment Fund VII, L.P. and its parallel funds (the “Apollo Funds”) and Holdings’ management team and certain employees owned all of the Class A limited partner interests in Holdings and Holdings’ management team and certain employees owned all of the Class B limited partner interests in Holdings.

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

Initial Public Offering

On August 7, 2013, Athlon completed its initial public offering (“IPO”) of 15,789,474 shares of its common stock at $20.00 per share and received net proceeds of approximately $295.7 million, after deducting underwriting discounts and commissions and offering expenses.  Upon closing of the IPO, the limited partnership agreement of Holdings was amended and restated to, among other things, modify Holdings’ capital structure by replacing its different classes of interests with a single new class of units, the “New Holdings Units”.  Holdings’ management team and certain employees that held Class A limited partner interests now own 1,855,563 New Holdings Units and entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their New Holdings Units for shares of common stock of Athlon on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.  Please read “Note 12. Related Party Transactions” for additional discussion.  All other New Holdings Units are held by Athlon.

Note 2.   Basis of Presentation

Athlon’s consolidated financial statements include the accounts of its wholly owned and majority-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, Athlon’s financial position as of March 31, 2014 and results of operations and cash flows for the three months ended March 31, 2014 and 2013.  All adjustments are of a normal recurring nature.  These interim results are not necessarily indicative of results for an entire year.

Certain amounts and disclosures have been condensed and omitted from the unaudited consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Therefore, these unaudited consolidated financial statements should be read in conjunction with Athlon’s audited consolidated financial statements and related notes thereto included in Athlon’s 2013 Annual Report on Form 10-K.

Noncontrolling Interest

As of March 31, 2014 and December 31, 2013, management and certain employees owned approximately 2.2% of Holdings.  Athlon owns 100% of Athlon Holdings GP LLC, which is Holdings’ general partner.  Considering the presumption of control, Athlon has fully consolidated the financial position, results of operations, and cash flows of Holdings.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

As presented in the accompanying Consolidated Balance Sheets, “Noncontrolling interest” as of March 31, 2014 and December 31, 2013 of approximately $11.5 million and $10.8 million, respectively, represents management and certain employees’ 1,855,563 New Holdings Units that are exchangeable for shares of Athlon’s common stock on a one-for-one basis.  As presented in the accompanying Consolidated Statements of Operations, “Net income attributable to noncontrolling interest” for the three months ended March 31, 2014 of approximately $0.7 million represents the net income of Holdings attributable to management and certain employees.

New Accounting Pronouncements

No new accounting pronouncements issued or effective from January 1, 2014 through the date of this Report, had or are expected to have a material impact on Athlon’s unaudited consolidated financial statements.

Note 3.   Acquisitions

On February 6, 2014, Athlon acquired certain oil and natural gas properties and related assets in the Midland Basin of West Texas for approximately $92.5 million in cash, which was financed with cash on hand and borrowings under Athlon’s credit agreement. The operations of these properties have been included with those of Athlon from the date of acquisition.

Note 4.   Evaluated Properties

Amounts shown in the accompanying Consolidated Balance Sheets as “Evaluated, including wells and related equipment” consisted of the following as of the dates indicated:

	March 31,	December 31,
	2014	2013
	(in thousands)
Evaluated leasehold costs	$494,809	$448,689
Wells and related equipment - completed	887,884	748,900
Wells and related equipment - in process	48,507	46,589
Total evaluated	$1,431,200	$1,244,178

Note 5.   Fair Value Measurements

The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the accompanying Consolidated Balance Sheets.  As of March 31, 2014, the fair value of the senior notes was approximately $534.1 million using open market quotes (“Level 1” input).

Derivative Policy

Athlon uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with its oil production.  These arrangements are structured to reduce Athlon’s exposure to commodity price decreases, but they can also limit the benefit Athlon might otherwise receive from commodity price increases.  Athlon’s risk management activity is generally accomplished through over-the-counter commodity derivative contracts with large financial institutions, most of which are lenders underwriting Athlon’s credit agreement.

Athlon applies the provisions of the “Derivatives and Hedging” topic of the Accounting Standards Codification, which requires each derivative instrument to be recorded in the accompanying Consolidated Balance Sheets at fair value.  If a derivative has not been designated as a hedge or does not otherwise qualify for hedge accounting, it must be adjusted to fair value through earnings.  Athlon elected not to designate its current portfolio of commodity derivative contracts as hedges for accounting purposes.  Therefore, changes in fair value of these derivative instruments are recognized in earnings and included in “Derivative fair value loss” in the accompanying Consolidated Statements of Operations.

Athlon enters into commodity derivative contracts for the purpose of economically fixing the price of its anticipated oil production even though Athlon does not designate the derivatives as hedges for accounting purposes.  Athlon classifies cash flows

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

related to derivative contracts based on the nature and purpose of the derivative.  As the derivative cash flows are considered an integral part of Athlon’s oil and natural gas operations, they are classified as cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

Commodity Derivative Contracts

Commodity prices are often subject to significant volatility due to many factors that are beyond Athlon’s control, including but not limited to: prevailing economic conditions, supply and demand of hydrocarbons in the marketplace, actions by speculators, and geopolitical events such as wars or natural disasters.  Athlon manages oil price risk with swaps, which provide a fixed price for a notional amount of sales volumes.  The following table summarizes Athlon’s open commodity derivative contracts as of March 31, 2014:

Period	Average Daily Swap Volume	Weighted- Average Swap Price	Asset (Liability) Fair Market Value
	(Bbl)	(per Bbl)	(in thousands)
Q2 2014	8,950	$92.71
Q3 2014	9,950	92.52
Q4 2014	9,950	92.52
Q2-Q4 2014	9,619	92.58	$(13,213)

Q1 2015	6,800	91.21
Q2 2015	6,800	91.21
Q3 2015	1,300	93.18
Q4 2015	1,300	93.18
2015	4,027	91.53	705
			$(12,508)

Counterparty Risk. At March 31, 2014, Athlon had committed 10% or greater (in terms of fair market value) of its oil derivative contracts in asset positions from the following counterparties, or their affiliates:

Fair Market Value of
Oil Derivative
Contracts
Counterparty	Committed
(in thousands)
BNP Paribas	$293

Athlon does not require collateral from its counterparties for entering into derivative instruments, so in order to mitigate the credit risk associated with such derivative instruments, Athlon enters into an International Swap Dealers Association Master Agreement (“ISDA Agreement”) with each of its counterparties.  The ISDA Agreement is a standardized, bilateral contract between a given counterparty and Athlon.  Instead of treating each derivative transaction between the counterparty and Athlon separately, the termination provision of the ISDA Agreement enables the counterparty and Athlon to aggregate all trades under such agreement and treat them as a single agreement.  This arrangement is intended to benefit Athlon in two ways: (i) default by a counterparty under a single trade can trigger rights to terminate all trades with such counterparty that are subject to the ISDA Agreement; and (ii) netting of settlement amounts reduces Athlon’s credit exposure to a given counterparty in the event of close-out.  Athlon’s accounting policy is to not offset fair value amounts between different counterparties for derivative instruments in the accompanying Consolidated Balance Sheets.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Tabular Disclosures of Fair Value Measurements

The following table summarizes the fair value of Athlon’s derivative instruments not designated as hedging instruments as of the dates indicated:

	Oil	Commodity	Total
Balance Sheet	Commodity	Derivatives	Commodity
Location	Derivatives	Netting (a)	Derivatives
		(in thousands)
As of March 31, 2014
Assets
Derivatives - current	$358	$(358)	$—
Derivatives - noncurrent	1,623	(118)	1,505
Total assets	1,981	(476)	1,505
Liabilities
Derivatives - current	(14,371)	358	(14,013)
Derivatives - noncurrent	(118)	118	—
Total liabilities	(14,489)	476	(14,013)
Net liabilities	$(12,508)	$—	$(12,508)

As of December 31, 2013
Assets
Derivatives - current	$143	$(143)	$—
Derivatives - noncurrent	2,330	—	2,330
Total assets	2,473	(143)	2,330
Liabilities
Derivatives - current	(8,497)	143	(8,354)
Derivatives - noncurrent	—	—	—
Total liabilities	(8,497)	143	(8,354)
Net assets	$(6,024)	$—	$(6,024)

(a)         Represents counterparty netting under ISDA Agreements, which allow for netting of commodity derivative contracts.  These derivative instruments are reflected net on the accompanying Consolidated Balance Sheets.

The following table summarizes the effect of derivative instruments not designated as hedges on the accompanying Consolidated Statements of Operations for the periods indicated:

		Amount of Loss Recognized in Income
	Location of Loss	Three months ended March 31,
Derivatives Not Designated as Hedges	Recognized in Income	2014	2013
		(in thousands)
Commodity derivative contracts	Derivative fair value loss	$11,180	$6,849

Fair Value Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Accounting principles generally accepted in the United States (“GAAP”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are defined as follows:

•                  Level 1 – Inputs such as unadjusted, quoted prices that are available in active markets for identical assets or liabilities.

•                  Level 2 – Inputs, other than quoted prices within Level 1, that are either directly or indirectly observable, such as quoted prices for similar assets and liabilities or quoted prices in inactive markets.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

•                  Level 3 – Inputs that are unobservable for use when little or no market data exists requiring the use of valuation methodologies that result in management’s best estimate of fair value.

As required by GAAP, Athlon utilizes the most observable inputs available for the valuation technique used.  The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement.  Athlon’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy levels.  The following methods and assumptions were used to estimate the fair values of Athlon’s assets and liabilities that are accounted for at fair value on a recurring basis:

•                  Level 2 – Fair values of swaps are estimated using a combined income-based and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services.  Settlement is determined by the average underlying price over a predetermined period of time.  Athlon uses observable inputs in an option pricing valuation model to determine fair value such as: (i) current market and contractual prices for the underlying instruments; (ii) quoted forward prices for oil; (iii) interest rates, such as a LIBOR curve for a term similar to the commodity derivative contract; and (iv) appropriate volatilities.

Athlon adjusts the valuations from the valuation model for nonperformance risk.  For commodity derivative contracts which are in an asset position, Athlon adds the counterparty’s credit default swap spread to the risk-free rate.  If a counterparty does not have a credit default swap spread, Athlon uses other companies with similar credit ratings to determine the applicable spread.  For commodity derivative contracts which are in a liability position, Athlon uses the yield on its senior notes less the risk-free rate.  All fair values have been adjusted for nonperformance risk resulting in a decrease in the net commodity derivative liability of approximately $164,000 and $39,000 as of March 31, 2014 and December 31, 2013, respectively.

The following table sets forth Athlon’s assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Net Liability	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
As of March 31, 2014
Oil derivative contracts - swaps	$(12,508)	$—	$(12,508)	$—

As of December 31, 2013
Oil derivative contracts - swaps	$(6,024)	$—	$(6,024)	$—

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Note 6.   Asset Retirement Obligations

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.  The following table summarizes the changes in Athlon’s asset retirement obligations for the three months ended March 31, 2014 (in thousands):

Balance at January 1	$6,855
Liabilities assumed in acquisitions	277
Liabilities incurred from new wells	330
Liabilities settled	(61)
Accretion of discount	195
Revisions of previous estimates	250
Balance at March 31	7,846
Less: current portion	51
Asset retirement obligations - long-term	$7,795

Note 7.   Long-Term Debt

Senior Notes

In April 2013, Holdings issued $500 million aggregate principal amount of 7 3/8% senior notes due 2021 (the “2021 Notes”).  Athlon is an unconditional guarantor of the 2021 Notes.  The indenture governing the 2021 Notes contains covenants, including, among other things, covenants that restrict Athlon’s ability to:

•                  make distributions, investments, or other restricted payments if Athlon’s fixed charge coverage ratio is less than 2.0 to 1.0;

•                  incur additional indebtedness if Athlon’s fixed charge coverage ratio would be less than 2.0 to 1.0; and

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

Under the indenture, starting on April 15, 2016, Athlon will be able to redeem some or all of the 2021 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to April 15, 2016, Athlon will be able, at its option, to redeem up to 35% of the aggregate principal amount of the 2021 Notes at a price of 107.375% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at Athlon’s option, prior to April 15, 2016, Athlon may redeem some or all of the 2021 Notes at a redemption price equal to 100% of the principal amount of the 2021 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  If a change of control occurs on or prior to July 15, 2014, Athlon may redeem all, but not less than all, of the 2021 Notes at 110% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.  Certain asset dispositions or a change of control that occurs after July 15, 2014 will be triggering events that may require Athlon to repurchase all or any part of a noteholder’s 2021 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  Interest on the 2021 Notes is payable in cash semi-annually in arrears, commencing on October 15, 2013, through maturity.

Credit Agreement

Athlon is a party to an amended and restated credit agreement dated March 19, 2013 (the “Credit Agreement”), which matures on March 19, 2018.  The Credit Agreement provides for revolving credit loans to be made to Athlon from time to time and letters of credit to be issued from time to time for the account of Athlon or any of its restricted subsidiaries.  The aggregate amount of the commitments of the lenders under the Credit Agreement is $1.0 billion.  Availability under the Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations. As of March 31, 2014, the borrowing base was $525 million and there were $49 million outstanding borrowings, $476 million of borrowings capacity, and no outstanding letters of credit under the Credit Agreement.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of Holdings’ proved reserves.  In addition, obligations under the Credit Agreement are guaranteed by Athlon.

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

The Credit Agreement contains covenants including, among others, the following:

•                  a prohibition against incurring additional debt, subject to permitted exceptions;

•                  a restriction on creating liens on Athlon’s assets and the assets of its operating subsidiaries, subject to permitted exceptions;

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

The Credit Agreement contains customary events of default, including our failure to comply with the financial ratios described above, which would permit the lenders to accelerate the debt if not cured within applicable grace periods.  If an event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Note 8.   Income Taxes

As a result of the corporate reorganization on April 26, 2013, Athlon (a C-corporation) obtained substantially all of the interests in Holdings.  Prior to April 26, 2013, Holdings, Athlon’s accounting predecessor, was a limited partnership not subject to federal income taxes.

The components of income tax provision were as follows for the periods indicated:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Federal:
Current	$1,050	$—
Deferred	9,212	—
Total federal	10,262	—

State, net of federal benefit:
Current	147	—
Deferred	126	27
Total state	273	27
Income tax provision	$10,535	$27

The following table reconciles income tax provision with income tax at the Federal statutory rate for the periods indicated:

	Three months ended March 31,
	2014	2013
	(in thousands)
Income before income taxes	$29,972	$10,906
Less: net income attributable to noncontrolling interest	(662)	—
Income before income taxes and noncontrolling interest	$29,310	$10,906
Income taxes at the Federal statutory rate	$10,259	$—
State income taxes, net of federal benefit	273	27
Permanent and other	3	—
Income tax provision	$10,535	$27

As of March 31, 2014 and December 31, 2013, all of Athlon’s tax positions met the “more-likely-than-not” threshold.  As a result, no additional tax expense, interest, or penalties have been accrued.  During the three months ended March 31, 2014 and 2013, Athlon did not have any interest assessed by the taxing authorities or incur any penalties related to income taxes.

Note 9.   Earnings Per Share

Prior to the consummation of Athlon’s IPO, Athlon had 960,907 shares of outstanding common stock.  In conjunction with the closing of the IPO, certain Class A limited partners and Class B limited partners of Holdings that exchanged their interests for shares of Athlon’s common stock were subject to an adjustment based on Athlon’s IPO price of $20.00 per share and an actual 65.266-for-1 stock split.  Following this adjustment and stock split, the number of outstanding shares of Athlon’s common stock increased from 960,907 shares to 66,339,615 shares.  The one-to-one conversion of the Holdings interests in April 2013 to 960,907 shares of Athlon common stock is akin to a stock split and has been treated as such in Athlon’s earnings per share (“EPS”) calculations.  Accordingly, Athlon assumes that 66,339,615 shares of common stock were outstanding during periods prior to Athlon’s IPO for purposes of calculating EPS.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated:

	Three months ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Basic EPS
Numerator:
Undistributed net income attributable to stockholders	$18,775	$10,879
Participation rights of unvested restricted stock in undistributed earnings	(194)	—
Basic undistributed net income attributable to stockholders	$18,581	$10,879
Denominator:
Basic weighted average shares outstanding	82,129	66,340
Basic EPS attributable to stockholders	$0.23	$0.16

Diluted EPS
Numerator:
Undistributed net income attributable to stockholders	$18,775	$10,879
Participation rights of unvested restricted stock in undistributed earnings	(194)	—
Effect of conversion of New Holdings Units to shares of Athlon’s common stock (a)	—	—
Diluted undistributed net income attributable to stockholders	$18,581	$10,879
Denominator:
Basic weighted average shares outstanding	82,129	66,340
Effect of conversion of New Holdings Units to shares of Athlon’s common stock (a)	—	1,856
Diluted weighted average shares outstanding	82,129	68,196
Diluted EPS attributable to stockholders	$0.23	$0.16

(a)         For the three months ended March 31, 2014, 1,855,563 New Holdings Units were outstanding but excluded from the EPS calculations because their effect would have been antidilutive.

Note 10.    Incentive Stock Plans

In August 2013, Athlon adopted the Athlon Energy Inc. 2013 Incentive Award Plan (the “Plan”).  The principal purpose of the Plan is to attract, retain, and engage selected employees, consultants, and directors through the granting of equity and equity-based compensation awards.  Employees, consultants, and directors of Athlon and its subsidiaries are eligible to receive awards under the Plan.  The Compensation Committee will administer the Plan unless the Board of Directors assumes direct authority for administration.  The Plan provides for the grant of stock options (including non-qualified stock options and incentive stock options), restricted stock, dividend equivalents, stock payments, restricted stock units, performance awards, stock appreciation rights, and other equity-based and cash-based awards, or any combination thereof.

The initial aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan is the sum of 8,400,000 shares, subject to adjustment as described below plus an annual increase on the first day of each calendar year beginning January 1, 2014 and ending on and including the last January 1 prior to the expiration date of the Plan, equal to the least of (i) 12,000,000 shares, (ii) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares as determined by the Board of Directors.  This number will also be adjusted due to the following shares becoming eligible to be used again for grants under the Plan:

•                  shares subject to awards or portions of awards granted under the Plan which are forfeited, expire, or lapse for any reason, or are settled for cash without the delivery of shares, to the extent of such forfeiture, expiration, lapse or cash settlement; and

•                  shares that Athlon repurchases prior to vesting so that such shares are returned to Athlon.

On January 1, 2014, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan increased to 11,759,386.  As of March 31, 2014, there were 10,954,012 shares available for issuance under the Plan.

The Plan does not provide for individual limits on awards that may be granted to any individual participant under the Plan.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Rather, the amount of awards to be granted to individual participants are determined by the Board of Directors or the Compensation Committee from time to time, as part of their compensation decision-making processes, provided, however, that the Plan does not permit awards having a grant date fair value in excess of $700,000 to be granted to Athlon’s non-employee directors in any year.

During the three months ended March 31, 2014, Athlon recorded non-cash stock-based compensation expense related to the Plan of $3.7 million, which was allocated to lease operating expense and general and administrative expense in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ compensation.  During the three months ended March 31, 2014, Athlon capitalized $255,000 of non-cash stock-based compensation expense related to the Plan as a component of “Evaluated, including wells and related equipment” in the accompanying Consolidated Balance Sheets.

Restricted stock awards are scheduled to vest over three years. Certain awards granted to Athlon’s management team vest subject to the relative performance of Athlon’s stock to that of a designated peer group. The following table summarizes the changes in Athlon’s unvested restricted stock for the three months ended March 31, 2014 (presented at the target level):

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1	638,913	$34.88
Granted	175,193	35.53
Vested	—	—
Forfeited	(8,732)	30.06
Outstanding at March 31	805,374	35.08

As of March 31, 2014, there were 577,874 unvested restricted stock, 175,193 of which were granted during 2014, in which the vesting is dependent only on the passage of time and continued employment.  Additionally, as of March 31, 2014, there were 227,500 unvested restricted stock, none of which were granted during 2014, in which the vesting is dependent not only on the passage of time and continued employment, but also on the relative performance of Athlon’s stock to that of a designated peer group.

None of Athlon’s unvested restricted stock is subject to variable accounting.  As of March 31, 2014, Athlon had approximately $18.2 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Class B Interests

Holdings’ limited partnership agreement provided for the issuance of Class B limited partner interests.  As discussed in “Note 1. Formation of the Company and Description of Business”, in connection with the corporate reorganization, the holders of the Class B limited partner interests in Holdings exchanged their interests for common stock of Athlon subject to the same conditions and vesting terms.  During the three months ended March 31, 2013, Athlon recorded approximately $48,000 of non-cash equity-based compensation expense related to Class B interests, which was allocated to lease operating expense and general and administrative expenses in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ compensation.  During the three months ended March 31, 2013, Athlon capitalized approximately $26,000 of non-cash stock-based compensation expense related to Class B interests as a component of “Evaluated, including wells and related equipment” in the accompanying Consolidated Balance Sheets.

Note 11. Commitments and Contingencies

From time to time, Athlon is a party to ongoing legal proceedings in the ordinary course of business, including workers’ compensation claims and employment-related disputes.  Management does not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on Athlon’s business, financial position, results of operations, or liquidity.

Additionally, Athlon has contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, commodity derivative contracts, operating leases, and development commitments.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Note 12. Related Party Transactions

Services Agreement

Athlon was a party to a Services Agreement, dated August 23, 2010, which required it to compensate Apollo for consulting and advisory services equal to the higher of (i) 1% of earnings before interest, income taxes, depreciation, depletion, and amortization, and exploration expense per quarter and (ii) $62,500 per quarter (the “Advisory Fee”); provided, however, that such Advisory Fee for any calendar year shall not exceed $500,000.  The Services Agreement also provided for reimbursement to Apollo for any reasonable out-of-pocket expenses incurred while performing services under the Services Agreement.  During the three months ended March 31, 2013, Athlon incurred approximately $405,000 of Advisory Fees, which are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations.

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

Tax Receivable Agreement

Upon the consummation of its IPO, Athlon entered into a tax receivable agreement with its management team and certain employees who hold New Holdings Units that provides for the payment from time to time by Athlon to such unitholders of Holdings of 85% of the amount of the tax benefits, if any, that Athlon is deemed to realize as a result of increases in tax basis and certain other tax benefits related to exchanges of New Holdings Units pursuant to the exchange agreement, including tax benefits attributable to payments under the tax receivable agreement.  These payment obligations are obligations of Athlon and not of Holdings.  For purposes of the tax receivable agreement, the benefit deemed realized by Athlon will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that Athlon would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the exchanges and had Athlon not entered into the tax receivable agreement.

The step-up in basis will depend on the fair value of the New Holdings Units at conversion.  There is no intent of the holders of New Holdings Units to exchange their units for shares of Athlon’s common stock in the foreseeable future.  In addition, Athlon does not expect to be in a regular federal income tax paying position, net of available tax credit and loss carryforwards, for the foreseeable future.  Therefore, Athlon cannot presently estimate what the benefit or payments under the tax receivable agreement will be on a factually supportable basis, and accordingly not recognized as a liability.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Note 13. Subsequent Events

Subsequent to March 31, 2014, Athlon entered into additional oil swaps.  The following table summarizes Athlon’s open commodity derivative contracts as of May 9, 2014:

Period	Average Daily Swap Volume	Weighted- Average Swap Price
	(Bbl)	(per Bbl)
Q2 2014	8,950	$92.71
Q3 2014	9,950	92.52
Q4 2014	10,961	92.31
Q2-Q4 2014	9,957	92.50

Q1 2015	9,800	90.90
Q2 2015	9,800	90.90
Q3 2015	4,300	91.11
Q4 2015	4,300	91.11
2015	7,027	90.97

On April 8, 2014, Athlon entered into multiple purchase and sale agreements with separate, unrelated third parties to acquire certain oil and natural gas properties and related assets in the Midland Basin of West Texas for a combined purchase price of $873 million, subject to customary purchase price adjustments (the “Acquisitions”).  The Acquisitions are expected to close by or before June 2014, subject to customary closing conditions.

On April 11, 2014, lenders under the Credit Agreement completed their redetermination of the borrowing base, resulting in an increase from $525 million to $1.0 billion, which was subsequently reduced to $837.5 million as a result of the completion of a private placement of 6% senior notes due 2022 as discussed below.

On April 23, 2014, Athlon completed a public offering of 14,806,250 shares of its common stock at $40.00 per share and received net proceeds of approximately $570.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.  Athlon plans to use the net proceeds from the offering to fund a portion of the purchase price of the Acquisitions.  Apollo Global Securities, LLC was an underwriter in the offering and received a portion of the discounts and commissions paid to the underwriters of approximately $1.0 million.

On May 1, 2014, Holdings completed a private placement of $650 million aggregate principal amount of 6% senior notes due 2022 (the “2022 Notes”) and received net proceeds of approximately $638.0 million, after deducting initial purchasers’ discounts and estimated debt issuance costs.  Athlon plans to use the net proceeds from the 2022 Notes to fund a portion of the purchase price of the Acquisitions.  Apollo Global Securities, LLC received a portion of the gross spread as an initial purchaser of the 2022 Notes of approximately $0.5 million.

Athlon is an unconditional guarantor of the 2022 Notes.  The indenture governing the 2022 Notes contains covenants, including, among other things, covenants that restrict Athlon’s ability to:

•      make distributions, investments, or other restricted payments if Athlon’s fixed charge coverage ratio is less than 2.0 to 1.0;

•      incur additional indebtedness if Athlon’s fixed charge coverage ratio would be less than 2.0 to 1.0; and

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

Under the indenture, starting on May 1, 2017, Athlon will be able to redeem some or all of the 2022 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to May 1, 2017, Athlon will be able, at its option, to redeem up to 35% of the aggregate principal amount of the 2022 Notes at a price of 106% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at Athlon’s option, prior to May 1, 2017, Athlon may redeem some or all of the 2022 Notes at a redemption price equal to 100% of the principal amount of the 2022 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  If a change of control occurs on or prior to July 15, 2015, Athlon may redeem all, but not less than all, of the 2022 Notes at 110% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.  Certain asset dispositions or a change of control that occurs after July 15, 2015 will be triggering events that may require Athlon to repurchase all or any part of a noteholder’s 2022 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.

If certain of the Acquisitions (the “Triggering Acquisitions”) are not consummated by July 2, 2014 or if all of the applicable purchase agreements are terminated at any time prior to the consummation of the Acquisitions, Athlon will be required to redeem $250 million of the 2022 Notes in cash at a redemption price equal to the initial offer price, plus accrued and unpaid interest to, but not including, the date of redemption. Additionally, if Athlon determines it is reasonably likely that the Triggering Acquisitions will not close on or prior to July 2, 2014, or all of the applicable purchase agreements will be terminated at any time prior to the consummation of the Triggering Acquisitions, Athlon may, at its option, redeem $250 million of the 2022 Notes then outstanding in cash at a redemption price equal to the initial offer price, plus accrued and unpaid interest to, but not including, the date of redemption.

Interest on the 2022 Notes is payable in cash semi-annually in arrears, commencing on November 1, 2014, through maturity.

ATHLON ENERGY INC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in “Item 1. Financial Statements”.  The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and resources.  Actual results could differ materially from those discussed in these forward-looking statements.  We do not undertake to update, revise, or correct any of the forward-looking information unless required to do so under law.  Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under set forth under “Item 1A. Risk Factors” and elsewhere in our 2013 Annual Report on Form 10-K.

Overview

We are an independent exploration and production company focused on the acquisition, development, and exploitation of unconventional oil and liquids-rich natural gas reserves in the Permian Basin.  The Permian Basin spans portions of Texas and New Mexico and consists of three primary sub-basins: the Delaware Basin, the Central Basin Platform, and the Midland Basin.  All of our properties are located in the Midland Basin.  Our drilling activity is currently focused on the low-risk vertical development of stacked pay zones, including the Clearfork, Spraberry, Wolfcamp, Cline, Strawn, Atoka, and Mississippian formations, which we refer to collectively as the Wolfberry play, and horizontal development of the Wolfcamp.  We are a returns-focused organization and have targeted the Wolfberry play and horizontal development in the Midland Basin because of its favorable operating environment, consistent reservoir quality across multiple target horizons, long-lived reserve characteristics, and high drilling success rates.

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

How We Evaluate Our Operations

In evaluating our financial results, we focus on the mix of our revenues from oil, natural gas, and NGLs, the average realized price from sales of our production, our production margins, and our capital expenditures.  Below are highlights of our financial and operating results for the first quarter of 2014:

•                  Our oil, natural gas, and NGLs revenues increased 93% to $105.7 million in the first quarter of 2014 as compared to $54.7 million in the first quarter of 2013.

•                  Our average daily production volumes increased 71% to 16,987 BOE/D in the first quarter of 2014 as compared to 9,959 BOE/D in the first quarter of 2013.  Oil and NGLs represented approximately 82% of our total production volumes in the first quarter of 2014.

•                  Our average realized oil price increased 11% to $93.45 per Bbl in the first quarter of 2014 as compared to $84.23 per Bbl in the first quarter of 2013, our average realized natural gas price increased 38% to $4.51 per Mcf in the first quarter of 2014 as compared to $3.27 per Mcf in the first quarter of 2013, and our average realized NGL price increased 10% to $34.61 per Bbl in the first quarter of 2014 as compared to $31.34 per Bbl in the first quarter of 2013.

•                  Our production margin increased 101% to $88.2 million in the first quarter of 2014 as compared to $43.8 million in the first quarter of 2013.  Total wellhead revenues per BOE increased 13% and total production expenses per BOE decreased 7%.  On a per BOE basis, our production margin increased 18% to $57.68 per BOE in the first quarter of 2014 as compared to $48.84 per BOE in the first quarter of 2013.

•                  We invested $236.7 million in oil and natural gas activities, of which $137.8 million was invested in development and exploration activities and $98.9 million was invested in acquisitions of oil and natural gas properties.

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

Results of Operations

Comparison of Quarter Ended March 31, 2014 to Quarter Ended March 31, 2013

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended March 31,		Increase / (Decrease)
	2014	2013	$	%
Revenues (in thousands):
Oil	$87,082	$45,659	$41,423	91%
Natural gas	7,425	3,367	4,058	121%
NGLs	11,162	5,720	5,442	95%
Total revenues	$105,669	$54,746	$50,923	93%

Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$93.45	$84.23	$9.22	11%
Oil ($/Bbl) (after impact of cash settled derivatives)	$88.26	$83.65	$4.61	6%
Natural gas ($/Mcf)	$4.51	$3.27	$1.24	38%
NGLs ($/Bbl)	$34.61	$31.34	$3.27	10%
Combined ($/BOE) (before impact of cash settled derivatives)	$69.12	$61.08	$8.04	13%
Combined ($/BOE) (after impact of cash settled derivatives)	$65.95	$60.73	$5.22	9%

Total production volumes:
Oil (MBbls)	932	542	390	72%
Natural gas (MMcf)	1,647	1,030	617	60%
NGLs (MBbls)	322	183	139	76%
Combined (MBOE)	1,529	896	633	71%

Average daily production volumes:
Oil (Bbls/D)	10,354	6,023	4,331	72%
Natural gas (Mcf/D)	18,300	11,446	6,854	60%
NGLs (Bbls/D)	3,583	2,028	1,555	77%
Combined (BOE/D)	16,987	9,959	7,028	71%

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three months ended March 31,
	2014	2013
Average realized oil price ($/Bbl)	$93.45	$84.23
Average NYMEX WTI ($/Bbl)	$98.61	$94.34
Differential to NYMEX WTI	$(5.16)	$(10.11)
Average realized oil price to NYMEX WTI percentage	95%	89%

Average realized natural gas price ($/Mcf)	$4.51	$3.27
Average NYMEX Henry Hub ($/Mcf)	$4.92	$3.34
Differential to NYMEX Henry Hub	$(0.41)	$(0.07)
Average realized natural gas price to NYMEX Henry Hub percentage	92%	98%

Our average oil differential to NYMEX WTI tightened to $5.16 per Bbl for the first quarter of 2014 as compared to 89% for the first quarter of 2013, primarily due to a relative improvement of intermittent capacity constraints between the Midland Basin, Cushing, Oklahoma, and Gulf Coast refineries.  Our average natural gas differential to NYMEX Henry Hub widened to $0.41 per Mcf for the first quarter of 2014 as compared to $0.07 per Mcf for the first quarter of 2013, primarily due to increased transportation fees to move our natural gas production out of the Midland Basin.

Oil revenues increased 91% to $87.1 million in the first quarter of 2014 from $45.7 million in the first quarter of 2013 as a result of an increase in our oil production volumes of 390 MBbls and a $9.22 per Bbl increase in our average realized oil price.  Our higher oil production increased oil revenues by $32.8 million and was primarily the result of our development program.  Our higher average realized oil price increased oil revenues by $8.6 million and was primarily due to a higher average NYMEX price, which increased to $98.61 per Bbl in the first quarter of 2014 from $94.34 per Bbl in the first quarter of 2013, and the tightening of our oil differentials as previously discussed.

Natural gas revenues increased 121% to $7.4 million in the first quarter of 2014 from $3.4 million in the first quarter of 2013 as a result of an increase in our natural gas production volumes of 617 MMcf and a $1.24 per Mcf increase in our average realized natural gas price.  Our higher average realized natural gas price increased natural gas revenues by $2.0 million and was primarily due to a higher average NYMEX price, which increased to $4.92 per Mcf in the first quarter of 2014 from $3.34 per Mcf in the first quarter of 2013.  Our higher natural gas production increased natural gas revenues by $2.0 million and was primarily the result of our development program, partially offset by flaring a portion of our natural gas production as either (i) our well is not yet tied into the third-party gathering system, (ii) the pressures on the third-party gathering system are too high to allow additional production from our well to be transported, or (iii) our production is prorated due to high demand on the third-party gathering system.  We may flare additional gas from time to time.

NGL revenues increased 95% to $11.2 million in the first quarter of 2014 from $5.7 million in the first quarter of 2013 as a result of an increase in our NGL production volumes of 139 MBbls and a $3.27 per Bbl increase in our average realized NGL price.  Our higher NGL production increased NGL revenues by $4.4 million and was primarily the result of our development program, partially offset by flaring as described above.  Our higher average realized NGL price increased NGL revenues by $1.1 million.

Expenses.  The following table summarizes our expenses for the periods indicated:

	Three months ended March 31,		Increase / (Decrease)
	2014	2013	$	%
Expenses (in thousands):
Production:
Lease operating (a)	$10,736	$7,237	$3,499	48%
Production, severance, and ad valorem taxes	6,752	3,739	3,013	81%
Total production expenses	17,488	10,976	6,512	59%
Other:
Depletion, depreciation, and amortization	28,076	18,053	10,023	56%
General and administrative (b)	8,965	3,282	5,683	173%
Acquisition costs	618	57	561	984%
Derivative fair value loss	11,180	6,849	4,331	63%
Accretion of discount on asset retirement obligations	195	149	46	31%
Total operating	66,522	39,366	27,156	69%
Interest	9,178	4,474	4,704	105%
Income tax provision	10,535	27	10,508	N/A
Total expenses	$86,235	$43,867	$42,368	97%

Expenses (per BOE):
Production:
Lease operating (a)	$7.02	$8.07	$(1.05)	-13%
Production, severance, and ad valorem taxes	4.42	4.17	0.25	6%
Total production expenses	11.44	12.24	(0.80)	-7%
Other:
Depletion, depreciation, and amortization	18.36	20.14	(1.78)	-9%
General and administrative (b)	5.86	3.67	2.19	60%
Acquisition costs	0.40	0.06	0.34	567%
Derivative fair value loss	7.31	7.64	(0.33)	-4%
Accretion of discount on asset retirement obligations	0.13	0.17	(0.04)	-24%
Total operating	43.50	43.92	(0.42)	-1%
Interest	6.00	4.99	1.01	20%
Income tax provision	6.89	0.03	6.86	N/A
Total expenses	$56.39	$48.94	$7.45	15%

(a)         Includes non-cash equity-based compensation of $264,000 ($0.17 per BOE) and $8,000 ($0.01 per BOE) for the first quarter of 2014 and 2013, respectively.

(b)         Includes non-cash equity-based compensation of $3.4 million ($2.25 per BOE) and $41,000 ($0.05 per BOE) for the first quarter of 2014 and 2013, respectively.

Production expenses.  LOE increased 48% to $10.7 million in the first quarter of 2014 from $7.2 million in the first quarter of 2013 as a result of an increase in production volumes from wells drilled, which contributed $5.1 million of additional LOE, partially offset by a $1.05 decrease in the average per BOE rate, which would have reduced LOE by $1.6 million if production had been unchanged.  The decrease in our average LOE per BOE rate was attributable to wells we successfully drilled and completed in the past year where we are experiencing strong production rates and economies of scale from our drilling program.

Production, severance, and ad valorem taxes increased 81% to $6.8 million in the first quarter of 2014 from $3.7 million in the first quarter of 2013 primarily due to higher wellhead revenues resulting from increased production from our drilling activity and higher average realized prices.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained relatively consistent at 6.4% in the first quarter of 2014 as compared to 6.8% in the first quarter of 2013.  Ad valorem taxes are paid based on prior year commodity prices and valuations of oil and natural gas properties, whereas production taxes are based on current year commodity prices and production volumes.

Depreciation, depletion, and amortization (“DD&A”).  DD&A expense increased 56% to $28.1 million in the first quarter of 2014 from $18.1 million in the first quarter of 2013 primarily due to an increase in production volumes and an increase in our asset base subject to amortization as a result of our drilling activity.

General and administrative expense (“G&A”).  G&A expense, excluding non-cash equity-based compensation, increased 70% to $5.5 million in the first quarter of 2014 from $3.2 million in the first quarter of 2013 primarily due to (i) higher payroll and payroll-related costs as we continue to add employees in order to manage our growing asset base, (ii) additional expenses related to being a public company, and (iii) $0.8 million of nonrecurring offering costs.  Non-cash equity-based compensation allocated to G&A expense increased to $3.4 million in the first quarter of 2014 from $41,000 in the first quarter of 2013 primarily due to restricted stock awards granted to employees as part of our incentive program.

Derivative fair value loss.  During the first quarter of 2014, we recorded an $11.2 million derivative fair value loss as compared to $6.8 million in the first quarter of 2013.  Since we do not use hedge accounting, changes in fair value of our derivatives are recognized as gains and losses in the current period.  Included in these amounts were total cash settlements paid on derivatives adjusted for recovered premiums of $4.8 million during the first quarter of 2014 as compared to $0.3 million during the first quarter of 2013.

Interest expense.  Interest expense increased 105% to $9.2 million in the first quarter of 2014 from $4.5 million in the first quarter of 2013 due to higher long-term debt balances and higher borrowing costs in the first quarter of 2014 when compared to the first quarter of 2013.  Our weighted-average total debt was $518.3 million for the first quarter of 2014 as compared to $397.0 million for the first quarter of 2013.  This increase in total debt was due to (i) funding requirements to develop our oil and natural gas properties that are not covered by our operating cash flows and (ii) various acquisitions of oil and natural gas properties.

Our weighted-average interest rate, net of capitalized interest, increased to 7.1% for the first quarter of 2014 as compared to 4.4% for the first quarter of 2013.  This increase in borrowing cost is primarily due to the issuance of our senior notes in April 2013, a portion of the net proceeds from which were used to substantially pay down outstanding borrowings under our credit agreement that were subject to lower interest rates than our senior notes.

The following table provides the components of our interest expense for the periods indicated:

	Three months ended March 31,		Increase /
	2014	2013	(Decrease)
		(in thousands)
Credit agreement	$573	$1,923	$(1,350)
Former second lien term loan	—	2,350	(2,350)
Senior notes	9,250	—	9,250
Amortization of debt issuance costs	569	243	326
Less: interest capitalized	(1,214)	(42)	(1,172)
Total	$9,178	$4,474	$4,704

Income taxes.  In the first quarter of 2014, we recorded an income tax provision of $10.5 million as compared to $27,000 in the first quarter of 2013.  In the first quarter of 2014, we had income before income taxes and noncontrolling interest of $30.0 million as compared to $10.9 million in the first quarter of 2013.  Our effective tax rate increased to 35.1% in the first quarter of 2014 as compared to 0.2% in the first quarter of 2013 as a result of our corporate reorganization on April 26, 2013 in which Athlon (a C-corporation) obtained most of the interests in Holdings.  Prior to April 26, 2013, Holdings, our accounting predecessor, was a limited partnership not subject to federal income taxes.

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

•                  Funding of working capital; and

•                  Contractual obligations.

Development and exploration of oil and natural gas properties. The following table summarizes our costs incurred related to development and exploration activities for the periods indicated:

	Three months ended March 31,
	2014	2013
	(in thousands)
Development (a)	$61,378	$49,238
Exploration (b)	76,412	22,553
Total	$137,790	$71,791

(a)         Includes asset retirement obligations incurred of $182,000 and $159,000 during the first quarter of 2014 and 2013, respectively.

(b)         Includes asset retirement obligations incurred of $148,000 and $94,000 during the first quarter of 2014 and 2013, respectively.

Our development capital primarily relates to the drilling of development and infill wells, workovers of existing wells, and the construction of field related facilities.  Our exploration expenditures primarily relate to the drilling of exploratory wells, seismic costs, delay rentals, and geological and geophysical costs.

Our development and exploration activities in the first quarter of 2014 were higher than in the first quarter of 2013 primarily due to (i) our utilization of more efficient vertical drilling rigs that have significantly reduced the time from spud to rig release, allowing us to drill and complete more wells over the same period, and (ii) our higher rig count, including our first horizontal drilling rig which was added in the third quarter of 2013.

In 2014, we expect our drilling capital expenditures to be $700 million, plus an additional $25 million for leasing, infrastructure, capital workovers, and capitalized interest.

Acquisitions of oil and natural gas properties. The following table summarizes our costs incurred related to oil and natural gas property acquisitions for the periods indicated:

	Three months ended March 31,
	2014	2013
	(in thousands)
Acquisitions of evaluated properties (a)	$41,270	$2,602
Acquisitions of unevaluated properties	57,674	6,482
Total	$98,944	$9,084

(a)         Includes asset retirement obligations incurred of $277,000 and $265,000 during the first quarter of 2014 and 2013, respectively.

Funding of working capital.  As of March 31, 2014 and December 31, 2013, our working capital (defined as total current assets less total current liabilities) was an $83.1 million deficit and a $45.4 million surplus, respectively.  The decrease in working capital was due to our acquisition and development of oil and natural gas properties.  Since our principal source of operating cash flows comes from oil and natural gas reserves to be produced in future periods, which cannot be reported as working capital, we often have negative working capital.  For the remainder of 2014, we expect to continue to have a working capital deficit primarily due to amounts accrued related to our extensive development activities.  We expect that our cash flows from operating activities and availability under our credit agreement will be sufficient to fund our working capital needs, drilling capital expenditures, and other obligations for at least the next 12 months.  We expect that our production volumes, commodity prices, and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Contractual obligations.  We have contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, commodity derivative contracts, operating leases, and development commitments.  Neither the amounts nor the terms of any other commitments or contingent obligations have changed significantly from the year-end amounts reflected in our 2013 Annual Report on Form 10-K.  Our commodity derivative contracts, which are recorded at fair value in our consolidated balance sheets, are discussed in Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

Please read “Capital Commitments, Capital Resources, and Liquidity—Capital commitments—Contractual obligations” included in

“Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K for additional information regarding our commitments and obligations.

Off-balance sheet arrangements.  We have no investments in unconsolidated entities or persons that could materially affect our liquidity or the availability of capital resources.  We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition or results of operations.

Capital resources

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2014	2013	Change
		(in thousands)
Net cash provided by operating activities	$68,729	$30,397	$38,332
Net cash used in investing activities	(225,240)	(90,560)	(134,680)
Net cash provided by financing activities	49,000	54,671	(5,671)
Net decrease in cash	$(107,511)	$(5,492)	$(102,019)

Cash flows from operating activities.  Cash provided by operating activities increased $38.3 million to $68.7 million in the first quarter of 2014 from $30.4 million in the first quarter of 2013, primarily due to an increase in our production margin due to higher average realized prices and a 71% increase in our total production volumes as a result of wells drilled, partially offset by increased expenses as a result of having more producing wells in the first quarter of 2014 as compared to the first quarter of 2013.

Cash flows used in investing activities.  Cash used in investing activities increased $134.7 million to $225.2 million in the first quarter of 2014 from $90.6 million in the first quarter of 2013, primarily due to a $40.5 million increase in amounts paid to develop oil and natural gas properties and a $94.2 million increase in amounts paid to acquire oil and natural gas properties.  The increase in our development expenditures was primarily due to (i) our utilization of more efficient vertical drilling rigs that have significantly reduced the time from spud to rig release allowing, us to drill and complete more wells over the same time period, and (ii) our higher rig count, including our first horizontal drilling rig which was added in the third quarter of 2013.

Cash flows from financing activities.  Our cash flows from financing activities consist primarily of proceeds from and payments on long-term debt and issuance of shares of our common stock.  We periodically draw on our credit agreement to fund acquisitions and other capital commitments.

During the first quarter of 2014, we received net cash of $49 million from financing activities, consisting entirely of net borrowings under our credit agreement, which increased the outstanding borrowings under our credit agreement from none at December 31, 2013 to $49 million at March 31, 2014.  During the first quarter of 2013, we received net cash of $54.7 million from financing activities, including net borrowings of $54.4 million under our credit agreement, which were used primarily to finance the first quarter of 2013 development activities.  We were able to draw less on our credit agreement in the first quarter of 2014 when compared to the first quarter of 2013 due to cash on hand from our IPO and improved cash flow from operations.

Liquidity

Our primary sources of liquidity are internally generated cash flows and the borrowing capacity under our credit agreement.  Since we operate a majority of our wells, we have the ability to adjust our capital expenditures.  We may use other sources of capital, including the issuance of debt or equity securities, to fund acquisitions or maintain our financial flexibility.  We believe that our internally generated cash flows and expected future availability under our credit agreement will be sufficient to fund our operations and drilling capital expenditures for at least the next 12 months.  However, should commodity prices decline for an extended period of time or the capital/credit markets become constrained, the borrowing capacity under our credit agreement could be adversely affected. In the event of a reduction in the borrowing base under our credit agreement, we may be required to prepay some or all of our indebtedness, which would adversely affect our capital expenditure program.  In addition, because wells funded in the next 12 months represent only a small percentage of our identified net drilling locations, we will be required to generate or raise additional capital to develop our entire inventory of identified drilling locations should we elect to do so.

In 2014, we expect our drilling capital expenditures to be $700 million, plus an additional $25 million for leasing, infrastructure, capital workovers, and capitalized interest.  The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions.  We plan to finance our ongoing expenditures using internally generated cash flows and availability under our credit agreement.

Internally generated cash flows.  Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil, natural gas, and NGL prices.  During the first quarter of 2014, our average realized oil, natural gas, and NGL prices increased by 11%, 38%, and 10% respectively, as compared to the first quarter of 2013.  Realized commodity prices fluctuate widely in response to changing market forces.  If commodity prices decline or we experience a significant widening of our differentials to NYMEX prices, then our results of operations, cash flows from operations, and borrowing base under our credit agreement may be adversely impacted.  Prolonged periods of lower commodity prices or sustained wider differentials to NYMEX prices could cause us to not be in compliance with financial covenants under our credit agreement and thereby affect our liquidity.  To offset reduced cash flows in a lower commodity price environment, we have established a portfolio of oil swaps that will provide stable cash flows on a portion of our oil production.  Currently, we have the following oil swaps:

Period	Average Daily Swap Volume	Weighted- Average Swap Price
	(Bbl)	(per Bbl)
Q2 2014	8,950	$92.71
Q3 2014	9,950	92.52
Q4 2014	9,950	92.52
Q2-Q4 2014	9,281	92.58

Q1 2015	6,800	91.21
Q2 2015	6,800	91.21
Q3 2015	1,300	93.18
Q4 2015	1,300	93.18
2015	4,027	91.53

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

Credit agreement.  We are a party to an amended and restated credit agreement dated March 19, 2013, which matures on March 19, 2018.  Our credit agreement provides for revolving credit loans to be made to us from time to time and letters of credit to be issued from time to time for the account of us or any of our restricted subsidiaries.  The aggregate amount of the commitments of the lenders under our credit agreement is $1.0 billion.  Availability under our credit agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations.  As of March 31, 2014, the borrowing base was $525 million and there were $49 million outstanding borrowings, $476 million of borrowings capacity, and no outstanding letters of credit under our credit agreement.  On April 11, 2014, lenders under our credit agreement completed their redetermination of the borrowing base, resulting in an increase from $525 million to $1.0 billion, which was subsequently reduced to $837.5 million as a result of the completion of a private placement of 6.0% Senior Notes due 2022 on May 1, 2014.

Obligations under our credit agreement are secured by a first-priority security interest in substantially all of Holdings’ proved reserves.  In addition, obligations under our credit agreement are guaranteed by us.

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

Our credit agreement contains covenants including, among others, the following:

•                  a prohibition against incurring additional debt, subject to permitted exceptions;

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

Senior notes.  In April 2013, Holdings issued $500 million aggregate principal amount of 7 3/8% senior notes due 2021.  We are an unconditional guarantor of the senior notes.  The indenture governing the senior notes contains covenants, including, among other things, covenants that restrict our ability to:

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

Under the indenture, starting on April 15, 2016, we will be able to redeem some or all of the senior notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to April 15, 2016, we will be able, at our option, to redeem up to 35% of the aggregate principal amount of the senior notes at a price of 107.375% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at our option, prior to April 15, 2016, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the senior notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  If a change of control occurs on or prior to July 15, 2014, we may redeem all, but not less than all, of the notes at 110% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.  Certain asset dispositions or a change of control that occurs after July 15, 2014 will be triggering events that may require us to repurchase all or any part of a noteholder’s notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase. Interest on the senior notes is payable in cash semi-annually in arrears, commencing on October 15, 2013, through maturity.

Capitalization.  At March 31, 2014, we had total assets of $1.5 billion and total capitalization of $1.2 billion, of which 55% was represented by equity and 45% by long-term debt.  At December 31, 2013, we had total assets of $1.4 billion and total capitalization of $1.1 billion, of which 56% was represented by equity and 44% by long-term debt.  The percentages of our capitalization represented by equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.

Changes in Prices

Our revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms are affected by changes in commodity prices, which can fluctuate significantly. The following table provides our average realized prices for the periods indicated:

	Three months ended March 31,		Increase
	2014	2013	$	%
Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$93.45	$84.23	$9.22	11%
Oil ($/Bbl) (after impact of cash settled derivatives)	88.26	83.65	4.61	6%
Natural gas ($/Mcf)	4.51	3.27	1.24	38%
NGLs ($/Bbl)	34.61	31.34	3.27	10%
Combined ($/BOE) (before impact of cash settled derivatives)	69.19	61.08	8.11	13%
Combined ($/BOE) (after impact of cash settled derivatives)	65.95	60.73	5.22	9%

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

Critical Accounting Policies and Estimates

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2013 Annual Report on Form 10-K for information regarding our critical accounting policies and estimates.

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

Derivative policy

Due to the volatility of commodity prices, we enter into various derivative instruments to manage and reduce our exposure to price changes.  We primarily utilize WTI crude oil swaps that establish a fixed price for the production covered by the swaps.  We also have occasionally employed WTI crude oil options (including puts and collars) to further mitigate our commodity price risk.  All contracts are settled with cash and do not require the delivery of physical volumes to satisfy settlement.  While this strategy may result in lower net cash inflows in times of higher oil prices, management believes that the resulting reduced volatility of cash flow resulting from use of derivatives is beneficial.

Counterparties

At March 31, 2014, we had committed 10% or greater (in terms of fair market value) of our oil derivative contracts in asset positions to the following counterparties, or one of their affiliates:

Fair Market Value of
Oil Derivative
Contracts
Counterparty	Committed
(in thousands)
BNP Paribas	$293

We do not require collateral from our counterparties for entering into derivative instruments, so in order to mitigate the credit risk associated with such derivative instruments, we enter into an International Swap Dealers Association Master Agreement (“ISDA Agreement”) with each of our counterparties.  The ISDA Agreement is a standardized, bilateral contract between a given counterparty and us.  Instead of treating each derivative transaction between the counterparty and us separately, the ISDA Agreement enables the counterparty and us to aggregate all trades under such agreement and treat them as a single agreement.  This arrangement is intended to benefit us in two ways: (i) default by a counterparty under a single trade can trigger rights to terminate all trades with such counterparty that are subject to the ISDA Agreement; and (ii) netting of settlement amounts reduces our credit exposure to a given counterparty in the event of close-out.

The counterparties to our commodity derivative contracts are composed of nine institutions, all of which are rated A- or better by Standard & Poor’s and Baa2 or better by Moody’s and eight of which are lenders under our credit agreement.

Commodity price sensitivity

Commodity prices are often subject to significant volatility due to many factors that are beyond our control, including but not limited to: prevailing economic conditions, supply and demand of hydrocarbons in the marketplace, actions by speculators, and geopolitical events such as wars or natural disasters.  We manage oil price risk with swaps, which provide a fixed price for a notional amount of sales volumes.  The following table summarizes our open commodity derivative contracts as of March 31, 2014:

Period	Average Daily Swap Volume	Weighted- Average Swap Price	Asset (Liability) Fair Market Value
	(Bbl)	(per Bbl)	(in thousands)
Q2 2014	8,950	$92.71
Q3 2014	9,950	92.52
Q4 2014	9,950	92.52
Q2-Q4 2014	9,619	92.58	$(13,213)

Q1 2015	6,800	91.21
Q2 2015	6,800	91.21
Q3 2015	1,300	93.18
Q4 2015	1,300	93.18
2015	4,027	91.53	705
			$(12,508)

As of March 31, 2014, the fair market value of our oil derivative contracts was a net liability of $12.5 million.  Based on our open commodity derivative positions at March 31, 2014, a 10% increase in the NYMEX WTI price would increase our net commodity derivative liability by approximately $38.2 million, while a 10% decrease in the NYMEX WTI price would change our net commodity derivative liability to a net commodity derivative asset of approximately $25.7 million.

Interest rate sensitivity

At March 31, 2014, we had outstanding debt of $549 million, $500 million of which bears interest at a fixed rate of 7 3/8% and $49 million of which consisted of outstanding borrowings under our credit agreement and is subject to floating market rates of interest that are linked to the Eurodollar rate.  At this level of floating rate debt, if the Eurodollar rate increased 10%, we would incur an additional $81,000 of interest expense per year, and if the Eurodollar rate decreased 10%, we would incur $81,000 less.  At March 31, 2014, the fair value of our senior notes was approximately $534.1 million.

Item 4.  Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.  However, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of its internal control over financial reporting.  We will be required to make our first assessment of internal control over financial reporting under Section 404 for our 2014 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business, including workers’ compensation claims and employment-related disputes.  We do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” and elsewhere in our 2013 Annual Report on Form 10-K, which could materially affect our business, financial condition, and/or future results.  The risks described in our 2013 Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.

Item 6.  Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Athlon Energy Inc. (incorporated by reference to Exhibit 3.1 of Athlon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 14, 2013).

3.2

Amended and Restated Bylaws of Athlon Energy Inc. (incorporated by reference to Exhibit 3.2 of Athlon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 14, 2013).

4.1

Indenture between Wells Fargo Bank, N.A., as trustee, Athlon Holdings LP and Athlon Finance Corp., as issuers, and Athlon Energy Inc., as guarantor, dated May 1, 2014 relating to the 6.000% Senior Notes due 2022 (including form of Note) (incorporated by reference to Exhibit 4.1 of Athlon’s Current Report on Form 8-K, filed with the SEC on May 2, 2014).

10.1

First Amendment to Amended and Restated Credit Agreement and Borrowing Base Redetermination, dated as of November 13, 2013 by and among Athlon Holdings LP, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of Athlon’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 7, 2014).

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

ATHLON ENERGY INC.

/s/ William B. D. Butler
William B. D. Butler
Vice President–Chief Financial Officer and
Principal Financial Officer

/s/ John C. Souders
John C. Souders
Vice President–Controller and
Principal Accounting Officer

Date: May 9, 2014