Form 10-Q
period 2014-06-30
Athlon Energy Inc.
filed 2014-08-14
CIK 1574648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock, $0.01 par value, outstanding as of August 14, 2014                                                    97,319,452

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

•                  Proved reserves.  Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have

ii

commenced, or the operator must be reasonably certain that it will commence, the project within a reasonable time.  For a complete definition of proved oil and natural gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(22).

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHLON ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$243,302	$113,025
Accounts receivable	81,463	48,238
Inventory	1,176	928
Deferred taxes	2,670	380
Other	510	1,166
Total current assets	329,121	163,737

Properties and equipment, at cost - full cost method:
Evaluated, including wells and related equipment	2,070,655	1,244,178
Unevaluated	555,905	89,859
Accumulated depletion, depreciation, and amortization	(227,195)	(160,779)
	2,399,365	1,173,258

Derivatives, at fair value	318	2,330
Debt issuance costs	25,908	14,679
Other	2,097	1,447
Total assets	$2,756,809	$1,355,451

LIABILITIES AND EQUITY

Current liabilities:
Trade accounts payable	$9,861	$459
Accrued liabilities:
Lease operating	9,208	6,563
Production, severance, and ad valorem taxes	6,949	2,550
Development capital	120,523	68,059
Interest	14,293	7,790
Derivatives, at fair value	33,542	8,354
Revenue payable	32,827	20,513
Other	11,199	4,035
Total current liabilities	238,402	118,323

Asset retirement obligations, net of current portion	10,496	6,795
Long-term debt	1,150,000	500,000
Deferred taxes	109,748	92,397
Derivatives, at fair value	3,320	—
Other	140	101
Total liabilities	1,512,106	717,616

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 96,935,339 and 82,129,089 issued and outstanding, respectively	969	821
Additional paid-in capital	1,173,053	593,943
Retained earnings	58,951	32,283
Total stockholders’ equity	1,232,973	627,047
Noncontrolling interest	11,730	10,788
Total equity	1,244,703	637,835
Total liabilities and equity	$2,756,809	$1,355,451

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Oil	$114,137	$54,609	$201,219	$100,268
Natural gas	8,687	4,363	16,112	7,730
Natural gas liquids	13,686	6,193	24,848	11,913
Total revenues	136,510	65,165	242,179	119,911

Expenses:
Production:
Lease operating	14,713	7,775	25,449	15,012
Production, severance, and ad valorem taxes	8,661	4,312	15,413	8,051
Depletion, depreciation, and amortization	38,470	20,358	66,546	38,411
General and administrative	14,443	3,565	23,408	6,847
Acquisition costs	1,207	94	1,825	151
Derivative fair value loss (gain)	32,397	(12,555)	43,577	(5,706)
Accretion of discount on asset retirement obligations	222	162	417	311
Total expenses	110,113	23,711	176,635	63,077

Operating income	26,397	41,454	65,544	56,834

Other income (expenses):
Interest	(13,528)	(12,082)	(22,706)	(16,556)
Other	23	—	26	—
Total other expenses	(13,505)	(12,082)	(22,680)	(16,556)

Income before income taxes	12,892	29,372	42,864	40,278
Income tax provision	4,719	4,844	15,254	4,871

Consolidated net income	8,173	24,528	27,610	35,407
Less: net income attributable to noncontrolling interest	280	831	942	831
Net income attributable to stockholders	$7,893	$23,697	$26,668	$34,576

Net income per common share:
Basic	$0.08	$0.36	$0.30	$0.52
Diluted	$0.08	$0.36	$0.30	$0.52

Weighted average common shares outstanding:
Basic	93,356	66,340	87,773	66,340
Diluted	93,356	68,196	87,773	68,196

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON ENERGY INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

(unaudited)

	Athlon Stockholders
	Issued
	Shares of		Additional		Total
	Common	Common	Paid-in	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Equity	Interest	Equity
Balance at December 31, 2013	82,129	$821	$593,943	$32,283	$627,047	$10,788	$637,835
Equity-based compensation	—	—	9,171	—	9,171	—	9,171
Proceeds from issuance of common stock to the public, net of offering costs	14,806	148	570,549	—	570,697	—	570,697
Deferred tax impact of change in noncontrolling interest due to issuance of common stock to the public	—	—	(610)	—	(610)	—	(610)
Consolidated net income	—	—	—	26,668	26,668	942	27,610
Balance at June 30, 2014	96,935	$969	$1,173,053	$58,951	$1,232,973	$11,730	$1,244,703

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$27,610	$35,407
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	66,546	38,411
Deferred taxes	14,450	4,871
Non-cash derivative loss (gain)	30,519	(6,127)
Equity-based compensation	8,414	113
Other	1,955	3,979
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(32,101)	(12,623)
Other current assets	2,430	424
Accounts payable	2,825	(2,503)
Accrued interest	6,503	6,898
Revenue payable	12,314	5,723
Other current liabilities	12,266	4,651
Other assets	(90)	—
Net cash provided by operating activities	153,641	79,224

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(974,732)	(16,482)
Development of oil and natural gas properties	(256,057)	(161,514)
Other	(830)	(336)
Net cash used in investing activities	(1,231,619)	(178,332)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	797,493	594,647
Payments on long-term debt	(160,000)	(427,426)
Proceeds from issuance of common stock to the public, net of offering costs	570,762	—
Distributions to Athlon Holdings LP’s Class A limited partners	—	(75,000)
Other	—	563
Net cash provided by financing activities	1,208,255	92,784

Increase (decrease) in cash and cash equivalents	130,277	(6,324)
Cash and cash equivalents, beginning of period	113,025	8,871
Cash and cash equivalents, end of period	$243,302	$2,547

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

On April 26, 2013, Athlon Holdings LP (together with its subsidiaries, “Holdings”), a Delaware limited partnership, underwent a corporate reorganization and as a result, Holdings became a majority-owned subsidiary of Athlon.  Holdings is considered Athlon’s accounting predecessor.  Athlon operates and controls all of Holdings’ business and affairs and consolidates its financial results.

Prior to the corporate reorganization, Holdings was a party to a limited partnership agreement with its management team and certain employees and Apollo Athlon Holdings, L.P. (“Apollo”), which is an affiliate of Apollo Global Management, LLC.  Prior to the corporate reorganization, Apollo Investment Fund VII, L.P. and its parallel funds (the “Apollo Funds”) and Holdings’ management team and certain employees owned all of Holdings’ Class A limited partner interests and Holdings’ management team and certain employees owned all of Holdings’ Class B limited partner interests.

In the corporate reorganization, the Apollo Funds entered into a number of distribution and contribution transactions pursuant to which the Apollo Funds exchanged their Holdings’ Class A limited partner interests for shares of Athlon’s common stock.  The remaining holders of Holdings’ Class A limited partner interests did not exchange their interests in the reorganization transactions.  In addition, the holders of Holdings’ Class B limited partner interests exchanged their interests for shares of Athlon’s common stock subject to the same conditions and vesting terms.

Initial Public Offering

On August 7, 2013, Athlon completed its initial public offering (“IPO”) of 15,789,474 shares of its common stock at $20.00 per share and received net proceeds of approximately $295.7 million, after deducting underwriting discounts and commissions and offering expenses.  Upon closing of the IPO, Holdings’ limited partnership agreement was amended and restated to, among other things, modify Holdings’ capital structure by replacing its different classes of interests with a single new class of units, the “New Holdings Units”.  Holdings’ management team and certain employees that held Class A limited partner interests now own 1,855,563 New Holdings Units and entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their New Holdings Units for shares of Athlon’s common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.  Please read “Note 13. Related Party Transactions” for additional discussion.  All other New Holdings Units are held by Athlon.

Note 2.   Basis of Presentation

Athlon’s consolidated financial statements include the accounts of its wholly owned and majority-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, Athlon’s financial position as of June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013.  All adjustments are of a normal recurring nature.  These interim results are not necessarily indicative of results for an entire year.

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

Noncontrolling Interest

As of June 30, 2014 and December 31, 2013, Athlon’s management team and certain employees owned approximately 1.9% and 2.2% of Holdings, respectively.  Holdings’ general partner, Athlon Holdings GP LLC, is a wholly owned subsidiary of Athlon.  Considering the presumption of control, Athlon has fully consolidated the financial position, results of operations, and cash flows of Holdings.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As presented in the accompanying Consolidated Balance Sheets, “Noncontrolling interest” as of June 30, 2014 and December 31, 2013 of approximately $11.7 million and $10.8 million, respectively, represents Athlon’s management team and certain employees’ ownership of Holdings.  As presented in the accompanying Consolidated Statements of Operations, “Net income attributable to noncontrolling interest” for the three and six months ended June 30, 2014 of approximately $0.3 million and $0.9 million, respectively, and approximately $0.8 million for each of the three and six months ended June 30, 2013 represents Holdings’ net income attributable to Athlon’s management team and certain employees.

The following table summarizes the effects of changes in Athlon’s partnership interest in Holdings on Athlon’s equity for the periods indicated:

	Three months ended	Six months ended
	June 30,	June 30,
	2014	2014
	(in thousands)
Net income attributable to stockholders	$7,893	$26,668
Transfer from noncontrolling interest:
Decrease in Athlon’s paid-in capital for deferred tax impact of change in noncontrolling interest due to issuance of common stock to the public	(610)	(610)
Increase in Athlon’s paid-in capital for issuance of common stock to the public	570,549	570,549
Net transfer from noncontrolling interest	569,939	569,939
Change from net income attributable to stockholders and transfers from noncontrolling interest	$577,832	$596,607

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”.  ASU 2014-09 supersedes most of the existing revenue recognition requirements in accounting principles generally accepted in the United States (“GAAP”) and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers.  ASU 2014-09 is effective retrospectively for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted.  Athlon is evaluating the impact, if any, that the adoption of ASU 2014-09 will have on its financial position, results of operations, and liquidity.

No other new accounting pronouncements issued or effective from January 1, 2014 through the date of this Report, had or are expected to have a material impact on Athlon’s unaudited consolidated financial statements.

Note 3.   Acquisitions

On June 2, 2014 and June 3, 2014, Athlon acquired certain oil and natural gas properties and related assets in the Permian Basin in West Texas from Hibernia Holdings, LLC (“Hibernia”) and Piedra Energy II, LLC (“Piedra”), respectively, for approximately $388.7 million and $290.2 million in cash, respectively (the “Acquisitions”).  The Acquisitions were financed with a portion of the net proceeds from debt and equity offerings.  Please read “Note 7. Long-Term Debt” and “Note 8. Stockholders’ Equity” for additional discussion of these offerings.  The operations of these properties have been included in the accompanying Consolidated Statements of Operations with those of Athlon from the date of acquisition.  Athlon incurred approximately $1.2 million of transaction costs related to the Acquisitions, which are included in “Acquisition costs” in the accompanying Consolidated Statements of Operations.

Based on currently available information, the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed from the Acquisitions was as follows as of June 30, 2014 (in thousands):

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Hibernia	Piedra	Total
Evaluated, including wells and related equipment	$240,745	$173,041	$413,786
Unevaluated	148,246	117,242	265,488
Inventory	499	759	1,258
Total assets acquired	389,490	291,042	680,532
Other current liabilities	107	289	396
Asset retirement obligations	706	536	1,242
Total liabilities assumed	813	825	1,638
Fair value of net assets acquired	$388,677	$290,217	$678,894

At June 30, 2014, Athlon was awaiting final close on the Acquisitions, which will contain certain customary purchase price adjustments.

The following unaudited pro forma condensed financial data was derived from the historical financial statements of Athlon and from the accounting records of Hibernia and Piedra to give effect to the Acquisitions as if they had occurred on January 1, 2013. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Acquisitions taken place on January 1, 2013 and is not intended to be a projection of future results.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Pro forma total revenues	$150,961	$74,336	$277,617	$138,670
Pro forma net income attributable to stockholders	$10,073	$18,449	$28,476	$23,934

Pro forma net income per common share:
Basic	$0.10	$0.23	$0.29	$0.29
Diluted	$0.10	$0.23	$0.29	$0.29

Note 4. Evaluated Properties

Amounts shown in the accompanying Consolidated Balance Sheets as “Evaluated, including wells and related equipment” consisted of the following as of the dates indicated:

	June 30,	December 31,
	2014	2013
	(in thousands)
Evaluated leasehold costs	$912,321	$448,689
Wells and related equipment - completed	1,111,196	748,900
Wells and related equipment - in process	47,138	46,589
Total evaluated	$2,070,655	$1,244,178

Note 5.  Fair Value Measurements

The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the accompanying Consolidated Balance Sheets.  As of June 30, 2014, the fair value of Athlon’s 7 3/8% senior notes due 2021 was approximately $547.5 million and the fair value of Athlon’s 6% senior notes due 2022 was approximately $674.4 million using open market quotes (“Level 1” input).

Derivative Policy

Athlon uses various financial instruments for non-trading purposes to manage and reduce price volatility and other market risks associated with its oil production.  These arrangements are structured to reduce Athlon’s exposure to commodity price decreases, but they can also limit the benefit Athlon might otherwise receive from commodity price increases.  Athlon’s risk management activity is

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

generally accomplished through over-the-counter commodity derivative contracts with large financial institutions, most of which are lenders under Athlon’s credit agreement.

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

Commodity Derivative Contracts

Commodity prices are often subject to significant volatility due to many factors that are beyond Athlon’s control, including but not limited to: prevailing economic conditions, supply and demand of hydrocarbons in the marketplace, actions by speculators, and geopolitical events such as wars or natural disasters.  Athlon manages oil price risk with swaps, which provide a fixed price for a notional amount of sales volumes.  The following table summarizes Athlon’s open commodity derivative contracts as of June 30, 2014:

Period	Average Daily Swap Volume	Weighted- Average Swap Price	Net Liability Fair Market Value
	(Bbl)	(per Bbl)	(in thousands)
Q3 2014	9,950	$92.52
Q4 2014	10,961	92.31
Q3-Q4 2014	10,455	92.41	$(20,320)

Q1 2015	9,800	90.90
Q2 2015	9,800	90.90
Q3 2015	4,300	91.11
Q4 2015	4,300	91.11
2015	7,027	90.97	(16,224)
			$(36,544)

Counterparty Risk.  At June 30, 2014, Athlon did not have a net asset position with any of its counterparties.

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

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Tabular Disclosures of Fair Value Measurements

The following table summarizes the fair value of Athlon’s derivative instruments not designated as hedging instruments as of the dates indicated:

	Oil	Commodity	Total
Balance Sheet	Commodity	Derivatives	Commodity
Location	Derivatives	Netting (a)	Derivatives
	(in thousands)
As of June 30, 2014
Assets
Derivatives - current	$112	$(112)	$—
Derivatives - noncurrent	318	—	318
Total assets	430	(112)	318
Liabilities
Derivatives - current	(33,654)	112	(33,542)
Derivatives - noncurrent	(3,320)	—	(3,320)
Total liabilities	(36,974)	112	(36,862)
Net liabilities	$(36,544)	$—	$(36,544)

As of December 31, 2013
Assets
Derivatives - current	$143	$(143)	$—
Derivatives - noncurrent	2,330	—	2,330
Total assets	2,473	(143)	2,330
Liabilities
Derivatives - current	(8,497)	143	(8,354)
Derivatives - noncurrent	—	—	—
Total liabilities	(8,497)	143	(8,354)
Net liabilities	$(6,024)	$—	$(6,024)

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

The following table summarizes the effect of derivative instruments not designated as hedges on the accompanying Consolidated Statements of Operations for the periods indicated:

		Amount of Loss (Gain) Recognized in Income
	Location of Loss (Gain)	Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as Hedges	Recognized in Income	2014	2013	2014	2013
		(in thousands)
Commodity derivative contracts	Derivative fair value loss (gain)	$32,397	$(12,555)	$43,577	$(5,706)

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

Athlon adjusts the valuations from the valuation model for nonperformance risk.  For commodity derivative contracts which are in an asset position, Athlon adds the counterparty’s credit default swap spread to the risk-free rate.  If a counterparty does not have a credit default swap spread, Athlon uses other companies with similar credit ratings to determine the applicable spread.  For commodity derivative contracts which are in a liability position, Athlon uses the yield on its senior notes less the risk-free rate.  All fair values have been adjusted for nonperformance risk resulting in a decrease in the net commodity derivative liability of approximately $630,000 and $39,000 as of June 30, 2014 and December 31, 2013, respectively.

The following table sets forth Athlon’s assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Net Liability	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of June 30, 2014
Oil derivative contracts - swaps	$(36,544)	$—	$(36,544)	$—

As of December 31, 2013
Oil derivative contracts - swaps	$(6,024)	$—	$(6,024)	$—

Note 6. Asset Retirement Obligations

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.  The following table summarizes the changes in Athlon’s asset retirement obligations for the six months ended June 30, 2014 (in thousands):

Balance at January 1	$6,855
Liabilities assumed in acquisitions	2,177
Liabilities incurred from new wells	867
Liabilities settled	(103)
Accretion of discount	417
Revisions of previous estimates	292
Balance at June 30	10,505
Less: current portion	9
Asset retirement obligations - long-term	$10,496

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 7. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated:

	Maturity	June 30,	December 31,
	Date	2014	2013
		(in thousands)
Credit agreement	3/19/2018	$—	$—
7 3/8% senior notes	4/15/2021	500,000	500,000
6% senior notes	5/1/2022	650,000	—
Total		$1,150,000	$500,000

Senior Notes

In April 2013, Holdings issued $500 million aggregate principal amount of 7 3/8% senior unsecured notes due 2021 (the “2021 Notes”).  Athlon is an unconditional guarantor of the 2021 Notes.  Under the indenture, starting on April 15, 2016, Athlon will be able to redeem some or all of the 2021 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to April 15, 2016, Athlon will be able, at its option, to redeem up to 35% of the aggregate principal amount of the 2021 Notes at a price of 107.375% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at Athlon’s option, prior to April 15, 2016, Athlon may redeem some or all of the 2021 Notes at a redemption price equal to 100% of the principal amount of the 2021 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  Certain asset dispositions or a change in control will be triggering events that may require Athlon to repurchase all or any part of a noteholder’s 2021 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to but excluding the date of repurchase.  Interest on the 2021 Notes is payable in cash semi-annually in arrears, commencing on October 15, 2013, through maturity.

On May 1, 2014, Holdings completed a private placement of $650 million aggregate principal amount of 6% senior unsecured notes due 2022 (the “2022 Notes”) and received net proceeds of approximately $639.1 million, after deducting initial purchasers’ discounts and debt issuance costs, which were used to fund a portion of the purchase price of the Acquisitions, to provide additional liquidity for use in Athlon’s drilling program, and for general corporate purposes.  Athlon is an unconditional guarantor of the 2022 Notes.  Under the indenture, starting on May 1, 2017, Athlon will be able to redeem some or all of the 2022 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to May 1, 2017, Athlon will be able, at its option, to redeem up to 35% of the aggregate principal amount of the 2022 Notes at a price of 106% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at Athlon’s option, prior to May 1, 2017, Athlon may redeem some or all of the 2022 Notes at a redemption price equal to 100% of the principal amount of the 2022 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  If a change of control occurs on or prior to July 15, 2015, Athlon may redeem all, but not less than all, of the 2022 Notes at 110% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.  Certain asset dispositions or a change of control that occurs after July 15, 2015 will be triggering events that may require Athlon to repurchase all or any part of a noteholder’s 2022 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  Interest on the 2022 Notes is payable in cash semi-annually in arrears, commencing on November 1, 2014, through maturity.

The indentures governing Athlon’s senior notes contain covenants, including, among other things, covenants that restrict Athlon’s ability to:

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

These covenants are subject to a number of important qualifications, limitations, and exceptions.  In addition, the indenture contains other customary terms, including certain events of default upon the occurrence of which Athlon’s senior notes may be declared immediately due and payable.

As of June 30, 2014, Athlon was in compliance with all covenants of its senior notes.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Credit Agreement

Athlon is a party to an amended and restated credit agreement dated March 19, 2013 (the “Credit Agreement”), which matures on March 19, 2018.  The Credit Agreement provides for revolving credit loans to be made to Athlon from time to time and letters of credit to be issued from time to time for the account of Athlon or any of its restricted subsidiaries.  The aggregate amount of the commitments of the lenders under the Credit Agreement is $1.0 billion.  Availability under the Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations.  As of June 30, 2014, the borrowing base was $837.5 million and there were no outstanding borrowings and no outstanding letters of credit under the Credit Agreement.

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

The “Eurodollar rate” for any interest period (either one, two, three, or six months, as selected by Athlon) is the rate equal to the British Bankers Association London Interbank Offered Rate (“LIBOR”) for deposits in dollars for a similar interest period.  The “Base Rate” is calculated as the highest of: (i) the annual rate of interest announced by Bank of America, N.A. as its “prime rate”; (ii) the federal funds effective rate plus 0.5%; or (iii) except during a “LIBOR Unavailability Period”, the Eurodollar rate (for dollar deposits for a one-month term) for such day plus 1.0%.

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

•                  a requirement that Athlon maintain a ratio of consolidated total debt to EBITDAX (as defined in the Credit Agreement) of not more than 4.5 to 1.0; and

•                  a provision limiting commodity derivative contracts to a volume not exceeding 85% of projected production from proved reserves for a period not exceeding 66 months from the date the commodity derivative contract is entered into.

As of June 30, 2014, Athlon was in compliance with all covenants of the Credit Agreement.

The Credit Agreement contains customary events of default, including our failure to comply with the financial ratios described above, which would permit the lenders to accelerate the debt if not cured within applicable grace periods.  If an event of default occurs

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

and is continuing, lenders with a majority of the aggregate commitments may require Bank of America, N.A. to declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

Note 8. Stockholders’ Equity

On April 23, 2014, Athlon completed a public offering of 14,806,250 shares of its common stock at $40.00 per share and received net proceeds of approximately $570.8 million, after deducting underwriting discounts and commissions and offering expenses, which were used to fund a portion of the purchase price of the Acquisitions, to reduce outstanding indebtedness under the Credit Agreement, to provide additional liquidity for use in Athlon’s drilling program, and for general corporate purposes.  Upon consummation of the offering, Athlon’s ownership percentage of Holdings increased, resulting in a decrease in the noncontrolling interest from approximately 2.2% to approximately 1.9%.

Note 9.         Income Taxes

As a result of the corporate reorganization on April 26, 2013, Athlon (a C-corporation) obtained substantially all of the interests in Holdings, Athlon’s accounting predecessor, which is a limited partnership not subject to federal income taxes.

The components of income tax provision were as follows for the periods indicated:

	Six months ended
	June 30,
	2014	2013
	(in thousands)
Federal:
Current	$804	$—
Deferred	13,963	4,540
Total federal	14,767	4,540

State, net of federal benefit:
Current	—	—
Deferred	487	331
Total state	487	331
Income tax provision	$15,254	$4,871

The following table reconciles income tax provision with income tax at the Federal statutory rate for the periods indicated:

	Six months ended June 30,
	2014	2013
	(in thousands)
Income before income taxes	$42,864	$40,278
Less: net income prior to corporate reorganization	—	(27,320)
Less: net income attributable to noncontrolling interest	(942)	(831)
Income before income taxes and noncontrolling interest subsequent to corporate reorganization	$41,922	$12,127
Income taxes at the Federal statutory rate	$14,673	$4,244
State income taxes, net of federal benefit	487	272
Provision to return adjustment	—	59
Permanent and other	94	296
Income tax provision	$15,254	$4,871

As of June 30, 2014 and December 31, 2013, all of Athlon’s tax positions met the “more-likely-than-not” threshold.  As a result, no additional tax expense, interest, or penalties have been accrued.  During the six months ended June 30, 2014 and 2013, Athlon did not have any interest assessed by the taxing authorities or incur any penalties related to income taxes.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 10. Earnings Per Share

Prior to the consummation of the IPO, Athlon had 960,907 shares of outstanding common stock.  In conjunction with the closing of the IPO, certain of Holdings’ Class A and Class B limited partners that exchanged their interests for shares of Athlon’s common stock were subject to an adjustment based on the IPO price of $20.00 per share and an actual 65.266-for-1 stock split.  Following this adjustment and stock split, the number of outstanding shares of Athlon’s common stock increased from 960,907 shares to 66,339,615 shares.  The one-to-one conversion of Holdings’ interests in April 2013 to 960,907 shares of Athlon’s common stock is akin to a stock split and has been treated as such in Athlon’s earnings per share (“EPS”) calculations.  Accordingly, Athlon assumes that 66,339,615 shares of common stock were outstanding during periods prior to the IPO for purposes of calculating EPS.

The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Basic EPS
Numerator:
Undistributed net income attributable to stockholders	$7,893	$23,697	$26,668	$34,576
Participation rights of unvested stock awards in undistributed earnings	(82)	—	(265)	—
Basic undistributed net income attributable to stockholders	$7,811	$23,697	$26,403	$34,576
Denominator:
Basic weighted average shares outstanding	93,356	66,340	87,773	66,340
Basic EPS attributable to stockholders	$0.08	$0.36	$0.30	$0.52

Diluted EPS
Numerator:
Undistributed net income attributable to stockholders	$7,893	$23,697	$26,668	$34,576
Participation rights of unvested stock awards in undistributed earnings	(82)	—	(265)	—
Effect of conversion of New Holdings Units to shares of Athlon’s common stock (a)	—	831	—	831
Diluted undistributed net income attributable to stockholders	$7,811	$24,528	$26,403	$35,407
Denominator:
Basic weighted average shares outstanding	93,356	66,340	87,773	66,340
Effect of conversion of New Holdings Units to shares of Athlon’s common stock (a)	—	1,856	—	1,856
Diluted weighted average shares outstanding	93,356	68,196	87,773	68,196
Diluted EPS attributable to stockholders	$0.08	$0.36	$0.30	$0.52

(a)         For the three and six months ended June 30, 2014, 1,855,563 New Holdings Units were outstanding but excluded from the EPS calculations because their effect would have been antidilutive.

Note 11.  Incentive Stock Plans

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

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

•                  shares subject to awards or portions of awards granted under the Plan which are forfeited, expire, or lapse for any reason, or are settled for cash without the delivery of shares, to the extent of such forfeiture, expiration, lapse or cash settlement; and

•                  shares that Athlon repurchases prior to vesting so that such shares are returned to Athlon.

On January 1, 2014, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan increased to 11,759,386.  As of June 30, 2014, there were 10,801,805 shares available for issuance under the Plan.

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

During the three and six months ended June 30, 2014, Athlon recorded non-cash stock-based compensation expense related to the Plan of $4.7 million and $8.4 million, respectively, which was allocated to lease operating expense and general and administrative expense in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ compensation.  During the three and six months ended June 30, 2014, Athlon capitalized $0.5 million and $0.8 million, respectively, of non-cash stock-based compensation expense related to the Plan as a component of “Evaluated, including wells and related equipment” in the accompanying Consolidated Balance Sheets.

Stock awards are scheduled to vest over three years.  Certain awards granted to Athlon’s management team vest subject to the relative performance of Athlon’s common stock to that of a designated peer group.  The following table summarizes the changes in Athlon’s unvested stock awards for the six months ended June 30, 2014 (presented at the target level):

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1	638,913	$34.88
Granted	330,422	37.70
Vested	—	—
Forfeited	(11,754)	30.97
Outstanding at June 30	957,581	35.90

As of June 30, 2014, there were 957,581 unvested stock awards, 328,911 of which were granted during 2014, in which the vesting is dependent only on the passage of time and continued employment.  Additionally, as of June 30, 2014, there were 227,500 unvested stock awards, none of which were granted during 2014, in which the vesting is dependent not only on the passage of time and continued employment, but also on the relative performance of Athlon’s common stock to that of a designated peer group.

None of Athlon’s unvested stock awards are subject to variable accounting.  As of June 30, 2014, Athlon had approximately $18.6 million of total unrecognized compensation cost related to unvested stock awards, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Class B Interests

Holdings’ limited partnership agreement provided for the issuance of Class B limited partner interests.  As discussed in “Note 1. Formation of the Company and Description of Business”, in connection with the corporate reorganization, Holdings’ Class B limited partners exchanged their interests for shares of Athlon’s common stock subject to the same conditions and vesting terms.  During the three and six months ended June 30, 2013, Athlon recorded approximately $65,000 and $113,000, respectively, of non-cash equity-based compensation expense related to Class B interests, which was allocated to lease operating expense and general and administrative expenses in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ compensation.  During the three and six months ended June 30, 2013, Athlon capitalized approximately $17,000 and $42,000, respectively, of non-cash equity-based compensation expense related to Class B interests as a component of “Evaluated, including wells and related equipment” in the accompanying Consolidated Balance Sheets.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 12. Commitments and Contingencies

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

Note 13. Related Party Transactions

Services Agreement

Athlon was a party to a Services Agreement, dated August 23, 2010, which required it to compensate Apollo quarterly for consulting and advisory services, subject to certain quarterly and annual limits.  The Services Agreement also provided for reimbursement to Apollo for any reasonable out-of-pocket expenses incurred while performing services under the Services Agreement.  During the three and six months ended June 30, 2013, Athlon incurred approximately $95,000 and $500,000, respectively, of advisory fees pursuant to the Services Agreement, which are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations.  Upon the consummation of the IPO, the Services Agreement was terminated.

Exchange Agreement

Upon the consummation of the IPO, Athlon entered into an exchange agreement with its management team and certain employees who hold New Holdings Units.  Under the exchange agreement, each such holder (and certain permitted transferees thereof) may, under certain circumstances (subject to the terms of the exchange agreement), exchange their New Holdings Units for shares of Athlon’s common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.  As a holder exchanges its New Holdings Units, Athlon’s interest in Holdings will be correspondingly increased.

Tax Receivable Agreement

Upon the consummation of the IPO, Athlon entered into a tax receivable agreement with its management team and certain employees who hold New Holdings Units that provides for the payment from time to time by Athlon to such unitholders of Holdings of 85% of the amount of the tax benefits, if any, that Athlon is deemed to realize as a result of increases in tax basis and certain other tax benefits related to exchanges of New Holdings Units pursuant to the exchange agreement, including tax benefits attributable to payments under the tax receivable agreement.  These payment obligations are obligations of Athlon and not of Holdings.  For purposes of the tax receivable agreement, the benefit deemed realized by Athlon will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that Athlon would have been required to pay had there been no increase to the tax basis of Holdings’ assets as a result of the exchanges and had Athlon not entered into the tax receivable agreement.

The step-up in basis will depend on the fair value of the New Holdings Units at conversion.  There is no intent of the holders of New Holdings Units to exchange their units for shares of Athlon’s common stock in the foreseeable future.  In addition, Athlon does not expect to be in a regular federal income tax paying position, net of available tax credit and loss carryforwards, for the foreseeable future.  Therefore, Athlon cannot presently estimate what the benefit or payments under the tax receivable agreement will be on a factually supportable basis, and accordingly has not recognized a liability.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Participation of Apollo Global Securities, LLC in Debt and Equity Offerings

Apollo Global Securities, LLC is an affiliate of the Apollo Funds and received a portion of the gross spread as an initial purchaser of the 2022 Notes of $0.5 million.  Apollo Global Securities, LLC was also an underwriter in Athlon’s April 2014 common stock offering and received a portion of the discounts and commissions paid to the underwriters of approximately $1.0 million.

Note 14. Subsequent Events

Subsequent to June 30, 2014, Athlon entered into additional oil swaps.  The following table summarizes Athlon’s open commodity derivative contracts as of August 14, 2014:

Period	Average Daily Swap Volume	Weighted- Average Swap Price
	(Bbl)	(per Bbl)
Q3 2014	9,950	$92.52
Q4 2014	10,961	92.31

Q1 2015	12,800	92.12
Q2 2015	12,800	92.12
Q3 2015	11,800	93.69
Q4 2015	11,800	93.69

Q1 2016	2,500	92.35
Q2 2016	2,500	92.35

Subsequent to June 30, 2014, Athlon entered into purchase and sale agreements with multiple third parties to acquire certain oil and natural gas properties and related assets in the Midland Basin for a purchase price of $382 million, in the aggregate, subject to customary purchase price adjustments.  These acquisitions are expected to close during the third quarter of 2014, subject to customary closing conditions.

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

Overview

We are an independent exploration and production company focused on the acquisition, development, and exploitation of unconventional oil and liquids-rich natural gas reserves in the Permian Basin.  The Permian Basin spans portions of Texas and New Mexico and consists of three primary sub-basins: the Delaware Basin, the Central Basin Platform, and the Midland Basin.  All of our properties are located in the Midland Basin.  Our drilling activity is currently focused on the low-risk vertical development of stacked pay zones, including the Clearfork, Spraberry, Wolfcamp, Cline, Strawn, Atoka, and Mississippian formations, which we refer to collectively as the Wolfberry play, as well as the horizontal development of these formations.  We are a returns-focused organization and have targeted vertical and horizontal development of the Wolfberry play in the Midland Basin because of its favorable operating environment, consistent reservoir quality across multiple target horizons, long-lived reserve characteristics, and high drilling success rates.

Initial Public Offering

On August 7, 2013, we completed our IPO of 15,789,474 shares of our common stock at $20.00 per share and received net proceeds of approximately $295.7 million, after deducting underwriting discounts and commissions and offering expenses.  Upon closing of the IPO, Holdings’ limited partnership agreement was amended and restated to, among other things, modify Holdings’ capital structure by replacing its different classes of interests with a single new class of units, the “New Holdings Units”.  Holdings’ management team and certain employees who held Class A limited partner interests now own New Holdings Units and entered into an exchange agreement under which (subject to the terms of the exchange agreement) they have the right to exchange their New Holdings Units for shares of our common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.  All other New Holdings Units are held by us.

How We Evaluate Our Operations

In evaluating our financial results, we focus on the mix of our revenues from oil, natural gas, and NGLs, the average realized price from sales of our production, our production margins, and our capital expenditures.  Below are highlights of our financial and operating results for the second quarter of 2014:

•                  Our oil, natural gas, and NGLs revenues increased 109% to $136.5 million in the second quarter of 2014 as compared to $65.2 million in the second quarter of 2013.

•                  Our average daily production volumes increased 96% to 21,901 BOE/D in the second quarter of 2014 as compared to 11,183 BOE/D in the second quarter of 2013.  Oil and NGLs represented approximately 82% of our total production volumes in the second quarter of 2014.

•                  Our average realized oil price increased 2% to $93.91 per Bbl in the second quarter of 2014 as compared to $91.80 per Bbl in the second quarter of 2013, our average realized natural gas price increased 9% to $4.07 per Mcf in the second quarter of 2014 as compared to $3.72 per Mcf in the second quarter of 2013, and our average realized NGL price increased 19% to $32.43 per Bbl in the second quarter of 2014 as compared to $27.27 per Bbl in the second quarter of 2013.

•                  Our production margin increased 113% to $113.1 million in the second quarter of 2014 as compared to $53.1 million in the second quarter of 2013.  Total wellhead revenues per BOE increased 7% and total production expenses per BOE decreased

1%.  On a per BOE basis, our production margin increased 9% to $56.76 per BOE in the second quarter of 2014 as compared to $52.16 per BOE for the second quarter of 2013.

•                  We invested $1.1 billion in oil and natural gas activities, of which $172.7 million was invested in development and exploration activities and $883.3 million was invested in acquisitions of oil and natural gas properties.

•                  We completed the acquisitions of certain oil and natural gas properties and related assets in the Midland Basin (the “Acquisitions”) for a combined purchase price of approximately $877.1 million, subject to post-closing adjustments.

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

Results of Operations

Comparison of Quarter Ended June 30, 2014 to Quarter Ended June 30, 2013

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended June 30,		Increase / (Decrease)
	2014	2013	$	%
Revenues (in thousands):
Oil	$114,137	$54,609	$59,528	109%
Natural gas	8,687	4,363	4,324	99%
NGLs	13,686	6,193	7,493	121%
Total revenues	$136,510	$65,165	$71,345	109%

Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$93.91	$91.80	$2.11	2%
Oil ($/Bbl) (after impact of cash settled derivatives)	$86.91	$91.03	$(4.12)	-5%
Natural gas ($/Mcf)	$4.07	$3.72	$0.35	9%
NGLs ($/Bbl)	$32.43	$27.27	$5.16	19%
Combined ($/BOE) (before impact of cash settled derivatives)	$68.49	$64.04	$4.45	7%
Combined ($/BOE) (after impact of cash settled derivatives)	$64.23	$63.59	$0.64	1%

Total production volumes:
Oil (MBbls)	1,215	595	620	104%
Natural gas (MMcf)	2,134	1,174	960	82%
NGLs (MBbls)	422	227	195	86%
Combined (MBOE)	1,993	1,018	975	96%

Average daily production volumes:
Oil (Bbls/D)	13,356	6,537	6,819	104%
Natural gas (Mcf/D)	23,453	12,897	10,556	82%
NGLs (Bbls/D)	4,637	2,496	2,141	86%
Combined (BOE/D)	21,901	11,183	10,718	96%

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three months ended June 30,
	2014	2013
Average realized oil price ($/Bbl)	$93.91	$91.80
Average NYMEX WTI ($/Bbl)	$102.98	$94.23
Differential to NYMEX WTI	$(9.07)	$(2.43)
Average realized oil price to NYMEX WTI percentage	91%	97%

Average realized natural gas price ($/Mcf)	$4.07	$3.72
Average NYMEX Henry Hub ($/Mcf)	$4.67	$4.09
Differential to NYMEX Henry Hub	$(0.60)	$(0.37)
Average realized natural gas price to NYMEX Henry Hub percentage	87%	91%

Our average oil differential to NYMEX WTI widened to $9.07 per Bbl for the second quarter of 2014 as compared to $2.43 per Bbl for the second quarter of 2013, primarily due to intermittent capacity constraints between the Midland Basin, Cushing, Oklahoma, and Gulf Coast refineries.  Our average natural gas differential to NYMEX Henry Hub widened to $0.60 per Mcf for the second quarter of 2014 as compared to $0.37 per Mcf for the second quarter of 2013, primarily due to a temporary increase in transportation fees to move our natural gas production out of the Midland Basin.

Oil revenues increased 109% to $114.1 million in the second quarter of 2014 from $54.6 million in the second quarter of 2013 as a result of an increase in our oil production volumes of 620 MBbls and a $2.11 per Bbl increase in our average realized oil price.  Our higher oil production increased oil revenues by $57.0 million and was primarily the result of our development program and additional production from the Acquisitions.  Our higher average realized oil price increased oil revenues by $2.6 million and was primarily due to a higher average NYMEX price, which increased to $102.98 per Bbl in the second quarter of 2014 from $94.23 per Bbl in the second quarter of 2013, partially offset by the widening of our oil differentials as previously discussed.

Natural gas revenues increased 99% to $8.7 million in the second quarter of 2014 from $4.4 million in the second quarter of 2013 as a result of an increase in our natural gas production volumes of 960 MMcf and a $0.35 per Mcf increase in our average realized natural gas price.  Our higher natural gas production increased natural gas revenues by $3.6 million and was primarily the result of our development program and additional production from the Acquisitions, partially offset by flaring a portion of our natural gas production due to temporary delays and constraints related to third-party gathering systems.  Our higher average realized natural gas price increased natural gas revenues by $0.7 million and was primarily due to a higher average NYMEX price, which increased to $4.67 per Mcf in the second quarter of 2014 from $4.09 per Mcf in the second quarter of 2013, partially offset by the widening of our natural gas differentials as previously discussed.

NGL revenues increased 121% to $13.7 million in the second quarter of 2014 from $6.2 million in the second quarter of 2013 as a result of an increase in our NGL production volumes of 195 MBbls and a $5.16 per Bbl increase in our average realized NGL price.  Our higher NGL production increased NGL revenues by $5.3 million and was primarily the result of our development program and additional production from the Acquisitions, partially offset by flaring as described above.  Our higher average realized NGL price increased NGL revenues by $2.2 million.

Expenses.  The following table summarizes our expenses for the periods indicated:

	Three months ended June 30,		Increase / (Decrease)
	2014	2013	$	%
Expenses (in thousands):
Production:
Lease operating (a)	$14,713	$7,775	$6,938	89%
Production, severance, and ad valorem taxes	8,661	4,312	4,349	101%
Total production expenses	23,374	12,087	11,287	93%
Other:
Depletion, depreciation, and amortization	38,470	20,358	18,112	89%
General and administrative (b)	14,443	3,565	10,878	305%
Acquisition costs	1,207	94	1,113	1184%
Derivative fair value loss (gain)	32,397	(12,555)	44,952	-358%
Accretion of discount on asset retirement obligations	222	162	60	37%
Total operating	110,113	23,711	86,402	364%
Interest	13,528	12,082	1,446	12%
Income tax provision	4,719	4,844	(125)	-3%
Total expenses	$128,360	$40,637	$87,723	216%

Expenses (per BOE):
Production:
Lease operating (a)	$7.38	$7.64	$(0.26)	-3%
Production, severance, and ad valorem taxes	4.35	4.24	0.11	3%
Total production expenses	11.73	11.88	(0.15)	-1%
Other:
Depletion, depreciation, and amortization	19.30	20.01	(0.71)	-4%
General and administrative (b)	7.25	3.50	3.75	107%
Acquisition costs	0.61	0.10	0.51	510%
Derivative fair value loss (gain)	16.26	(12.34)	28.60	-232%
Accretion of discount on asset retirement obligations	0.11	0.16	(0.05)	-31%
Total operating	55.26	23.31	31.95	137%
Interest	6.79	11.87	(5.08)	-43%
Income tax provision	2.37	4.76	(2.39)	-50%
Total expenses	$64.42	$39.94	$24.48	61%

(a)         For the second quarter of 2014, includes non-cash LOE for oil inventory assumed in acquisitions of $1.6 million ($0.82 per BOE) and non-cash equity-based compensation of $0.4 million ($0.21 per BOE).  For the second quarter of 2013, includes non-cash equity-based compensation of $8,000 ($0.01 per BOE).

(b)         For the second quarter of 2014, includes non-cash equity-based compensation of $4.3 million ($2.15 per BOE) and secondary offering costs of $0.4 million ($0.22 per BOE).  For the second quarter of 2013, includes corporate reorganization costs of $0.5 million ($0.50 per BOE), advisory fees of $95,000 ($0.09 per BOE), and non-cash equity-based compensation of $57,000 ($0.06 per BOE).

Production expenses.  LOE increased 89% to $14.7 million in the second quarter of 2014 from $7.8 million in the second quarter of 2013 as a result of an increase in production volumes as previously discussed, which contributed $7.4 million of additional LOE, partially offset by a $0.26 decrease in the average per BOE rate, which would have reduced LOE by $0.5 million if production had been unchanged.  The decrease in our average LOE per BOE rate was attributable to our close control of well servicing costs and leverage of our centralized service facilities and water handling systems.

Production, severance, and ad valorem taxes increased 101% to $8.7 million in the second quarter of 2014 from $4.3 million in the second quarter of 2013 primarily due to higher wellhead revenues as previously discussed.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained relatively consistent at 6.3% in the second quarter of 2014 as compared to 6.6% in the second quarter of 2013.  Ad valorem taxes are paid based on prior year commodity prices and valuations of oil and natural gas properties, whereas production taxes are based on current year commodity prices and production volumes.

Depreciation, depletion, and amortization (“DD&A”).  DD&A expense increased 89% to $38.5 million in the second quarter of 2014 from $20.4 million in the second quarter of 2013 primarily due to an increase in production volumes as previously discussed and an increase in our asset base subject to amortization as a result of our drilling activity and additional properties added in the Acquisitions.

General and administrative expense (“G&A”).  G&A expense, excluding non-cash equity-based compensation, increased 189% to $10.2 million in the second quarter of 2014 from $3.5 million in the second quarter of 2013 primarily due to (i) higher payroll and payroll-related costs, including mid-year performance bonuses, as we continue to add employees in order to accommodate our growing drilling program, (ii) additional expenses related to being a public company, and (iii) $0.4 million of nonrecurring offering costs.  Non-cash equity-based compensation allocated to G&A expense increased to $4.3 million in the second quarter of 2014 from $57,000 in the second quarter of 2013 primarily due to stock awards granted to employees as part of our incentive program.

Derivative fair value loss (gain).  During the second quarter of 2014, we recorded a $32.4 million derivative fair value loss as compared to a $12.6 million derivative fair value gain in the second quarter of 2013.  Since we do not use hedge accounting, changes in fair value of our derivatives are recognized as gains and losses in the current period.  Included in these amounts were total cash settlements paid on derivatives adjusted for recovered premiums of $8.5 million during the second quarter of 2014 as compared to $0.5 million during the second quarter of 2013.

Interest expense.  Interest expense increased 12% to $13.5 million in the second quarter of 2014 from $12.1 million in the second quarter of 2013 due to higher long-term debt balances and higher borrowing costs in the second quarter of 2014 when compared to the second quarter of 2013.  Our weighted-average total debt increased to $970.1 million for the second quarter of 2014 as compared to $517.0 million for the second quarter of 2013, primarily due to (i) funding requirements to develop our oil and natural gas properties that are not covered by our operating cash flows and (ii) funding of the Acquisitions.

Our weighted-average interest rate, net of capitalized interest, decreased to 6.2% for the second quarter of 2014 as compared to 9.3% for the second quarter of 2013, primarily due to the write off of unamortized debt issuance costs in the second quarter of 2013, partially offset by the issuance of our 7 3/8% senior notes in April 2013, a portion of the net proceeds from which were used to reduce outstanding borrowings under our credit agreement that were subject to lower interest rates than our senior notes.

The following table provides the components of our interest expense for the periods indicated:

	Three months ended June 30,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Credit agreement	$714	$687	$27
7 3/8% senior notes	9,244	7,708	1,536
6% senior notes	6,515	—	6,515
Former second lien term loan	—	427	(427)
Write off of debt issuance costs	—	2,838	(2,838)
Amortization of debt issuance costs	789	491	298
Less: interest capitalized	(3,734)	(69)	(3,665)
Total	$13,528	$12,082	$1,446

Income taxes.  In the second quarter of 2014, we recorded an income tax provision of $4.7 million as compared to $4.8 million in the second quarter of 2013.  In the second quarter of 2014, we had income before income taxes and noncontrolling interest of $12.9 million as compared to $29.4 million in the second quarter of 2013.  Our effective tax rate increased to 36.6% in the second quarter of 2014 as compared to 16.5% in the second quarter of 2013 as a result of our corporate reorganization on April 26, 2013 in which Athlon (a C-corporation) obtained substantially all of Holdings’ interests, our accounting predecessor, which is a limited partnership not subject to federal income taxes.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Six months ended June 30,		Increase / (Decrease)
	2014	2013	$	%
Revenues (in thousands):
Oil	$201,219	$100,268	$100,951	101%
Natural gas	16,112	7,730	8,382	108%
NGLs	24,848	11,913	12,935	109%
Total revenues	$242,179	$119,911	$122,268	102%

Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$93.71	$88.19	$5.52	6%
Oil ($/Bbl) (after impact of cash settled derivatives)	$87.50	$87.51	$(0.01)	0%
Natural gas ($/Mcf)	$4.26	$3.51	$0.75	21%
NGLs ($/Bbl)	$33.38	$29.08	$4.30	15%
Combined ($/BOE) (before impact of cash settled derivatives)	$68.76	$62.65	$6.11	10%
Combined ($/BOE) (after impact of cash settled derivatives)	$64.98	$62.25	$2.73	4%

Total production volumes:
Oil (MBbls)	2,147	1,137	1,010	89%
Natural gas (MMcf)	3,781	2,204	1,577	72%
NGLs (MBbls)	744	410	334	81%
Combined (MBOE)	3,522	1,914	1,608	84%

Average daily production volumes:
Oil (Bbls/D)	11,863	6,281	5,582	89%
Natural gas (Mcf/D)	20,891	12,176	8,715	72%
NGLs (Bbls/D)	4,113	2,263	1,850	82%
Combined (BOE/D)	19,458	10,574	8,884	84%

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Six months ended June 30,
	2014	2013
Average realized oil price ($/Bbl)	$93.71	$88.19
Average NYMEX WTI ($/Bbl)	$100.81	$94.28
Differential to NYMEX WTI	$(7.10)	$(6.09)
Average realized oil price to NYMEX WTI percentage	93%	94%

Average realized natural gas price ($/Mcf)	$4.26	$3.51
Average NYMEX Henry Hub ($/Mcf)	$4.79	$3.72
Differential to NYMEX Henry Hub	$(0.53)	$(0.21)
Average realized natural gas price to NYMEX Henry Hub percentage	89%	94%

Our average oil differential to NYMEX WTI widened to $7.10 per Bbl for the first six months of 2014 as compared to $6.09 per Bbl for the first six months of 2013, primarily due to intermittent capacity constraints between the Midland Basin, Cushing, Oklahoma, and Gulf Coast refineries.  Our average natural gas differential to NYMEX Henry Hub widened to $0.53 per Mcf for the first six months of 2014 as compared to $0.21 per Mcf for the first six months of 2013, primarily due to a temporary increase in transportation fees to move our natural gas production out of the Midland Basin.

Oil revenues increased 101% to $201.2 million in the first six months of 2014 from $100.3 million in the first six months of 2013 as a result of an increase in our oil production volumes of 1,010 MBbls and a $5.52 per Bbl increase in our average realized oil price.  Our higher oil production increased oil revenues by $89.1 million and was primarily the result of our development program and additional production from the Acquisitions.  Our higher average realized oil price increased oil revenues by $11.9 million and was primarily due to a higher average NYMEX price, which increased to $100.81 per Bbl in the first six months of 2014 from $94.28 per Bbl in the first six months of 2013, partially offset by the widening of our oil differentials as previously discussed.

Natural gas revenues increased 108% to $16.1 million in the first six months of 2014 from $7.7 million in the first six months of 2013 as a result of an increase in our natural gas production volumes of 1,577 MMcf and a $0.75 per Mcf increase in our average realized natural gas price.  Our higher natural gas production increased natural gas revenues by $5.5 million and was primarily the result of our development program and additional production from the Acquisitions, partially offset by flaring a portion of our natural gas production due to temporary delays and constraints related to third-party gathering systems.  Our higher average realized natural gas price increased natural gas revenues by $2.8 million and was primarily due to a higher average NYMEX price, which increased to $4.79 per Mcf in the first six months of 2014 from $3.72 per Mcf in the first six months of 2013, partially offset by the widening of our natural gas differentials as previously discussed.

NGL revenues increased 109% to $24.8 million in the first six months of 2014 from $11.9 million in the first six months of 2013 as a result of an increase in our NGL production volumes of 334 MBbls and a $4.30 per Bbl increase in our average realized NGL price.  Our higher NGL production increased NGL revenues by $9.7 million and was primarily the result of our development program and additional production from the Acquisitions, partially offset by flaring as described above.  Our higher average realized NGL price increased NGL revenues by $3.2 million.

Expenses.  The following table summarizes our expenses for the periods indicated:

	Six months ended June 30,		Increase / (Decrease)
	2014	2013	$	%
Expenses (in thousands):
Production:
Lease operating (a)	$25,449	$15,012	$10,437	70%
Production, severance, and ad valorem taxes	15,413	8,051	7,362	91%
Total production expenses	40,862	23,063	17,799	77%
Other:
Depletion, depreciation, and amortization	66,546	38,411	28,135	73%
General and administrative (b)	23,408	6,847	16,561	242%
Acquisition costs	1,825	151	1,674	1109%
Derivative fair value loss (gain)	43,577	(5,706)	49,283	-864%
Accretion of discount on asset retirement obligations	417	311	106	34%
Total operating	176,635	63,077	113,558	180%
Interest	22,706	16,556	6,150	37%
Income tax provision	15,254	4,871	10,383	213%
Total expenses	$214,595	$84,504	$130,091	154%

Expenses (per BOE):
Production:
Lease operating (a)	$7.23	$7.84	$(0.61)	-8%
Production, severance, and ad valorem taxes	4.38	4.21	0.17	4%
Total production expenses	11.61	12.05	(0.44)	-4%
Other:
Depletion, depreciation, and amortization	18.90	20.07	(1.17)	-6%
General and administrative (b)	6.65	3.58	3.07	86%
Acquisition costs	0.52	0.08	0.44	550%
Derivative fair value loss (gain)	12.37	(2.98)	15.35	-515%
Accretion of discount on asset retirement obligations	0.12	0.16	(0.04)	-25%
Total operating	50.17	32.96	17.21	52%
Interest	6.45	8.65	(2.20)	-25%
Income tax provision	4.33	2.55	1.78	70%
Total expenses	$60.95	$44.16	$16.79	38%

(a)         For the first six months of 2014, includes non-cash LOE for oil inventory assumed in acquisitions of $1.6 million ($0.47 per BOE) and non-cash equity-based compensation of $0.7 million ($0.19 per BOE).  For the first six months of 2013, includes non-cash equity-based compensation of $15,000 ($0.01 per BOE).

(b)         For the first six months of 2014, includes non-cash equity-based compensation of $7.7 million ($2.19 per BOE) and secondary offering costs of $1.2 million ($0.35 per BOE).  For the first six months of 2013, includes corporate reorganization costs of $0.5 million ($0.27 per BOE), advisory fees of $0.5 million ($0.26 per BOE), and non-cash equity-based compensation of $98,000 ($0.05 per BOE).

Production expenses.  LOE increased 70% to $25.4 million in the first six months of 2014 from $15.0 million in the first six months of 2013 as a result of an increase in production volumes as previously discussed, which contributed $12.6 million of additional LOE, partially offset by a $0.61 decrease in the average per BOE rate, which would have reduced LOE by $2.1 million if production had been unchanged.  The decrease in our average LOE per BOE rate was attributable to our close control of well servicing costs and leverage of our centralized service facilities and water handling systems.

Production, severance, and ad valorem taxes increased 91% to $15.4 million in the first six months of 2014 from $8.1 million in the first six months of 2013 primarily due to higher wellhead revenues as previously discussed.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained relatively consistent at 6.4% in the first six months of 2014 as compared to 6.7% in the first six months of 2013.  Ad valorem taxes are paid based on prior year commodity prices and valuations of oil and natural gas properties, whereas production taxes are based on current year commodity prices and production volumes.

DD&A.  DD&A expense increased 73% to $66.5 million in the first six months of 2014 from $38.4 million in the first six months of 2013 primarily due to an increase in production volumes as previously discussed and an increase in our asset base subject to amortization as a result of our drilling activity and additional properties added in the Acquisitions.

G&A.  G&A expense, excluding non-cash equity-based compensation, increased 132% to $15.7 million in the first six months of 2014 from $6.7 million in the first six months of 2013 primarily due to (i) higher payroll and payroll-related costs, including mid-year performance bonuses, as we continue to add employees in order to accommodate our growing drilling program, (ii) additional expenses related to being a public company, and (iii) $1.2 million of nonrecurring offering costs.  Non-cash equity-based compensation allocated to G&A expense increased to $7.7 million in the first six months of 2014 from $98,000 in the first six months of 2013 primarily due to stock awards granted to employees as part of our incentive program.

Derivative fair value loss (gain).  During the first six months of 2014, we recorded a $43.6 million derivative fair value loss as compared to a $5.7 million derivative fair value gain in the first six months of 2013.  Since we do not use hedge accounting, changes in fair value of our derivatives are recognized as gains and losses in the current period.  Included in these amounts were total cash settlements paid on derivatives adjusted for recovered premiums of $13.3 million during the first six months of 2014 as compared to $0.8 million during the first six months of 2013.

Interest expense.  Interest expense increased 37% to $22.7 million in the first six months of 2014 from $16.6 million in the first six months of 2013 due to higher long-term debt balances and higher borrowing costs in the first six months of 2014 when compared to the first six months of 2013.  Our weighted-average total debt increased to $745.4 million for the first six months of 2014 as compared to $457.4 million for the first six months of 2013, primarily due to (i) funding requirements to develop our oil and natural gas properties that are not covered by our operating cash flows and (ii) funding of the Acquisitions.

Our weighted-average interest rate, net of capitalized interest, decreased to 6.1% for the first six months of 2014 as compared to 7.2% for the first six months of 2013, primarily due to the write off of unamortized debt issuance costs in the second quarter of 2013, partially offset by the issuance of our 7 3/8% senior notes in April 2013, a portion of the net proceeds from which were used to substantially pay down outstanding borrowings under our credit agreement that were subject to lower interest rates than our senior notes.

The following table provides the components of our interest expense for the periods indicated:

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Credit agreement	$1,288	$2,610	$(1,322)
7 3/8% senior notes	18,494	7,708	10,786
6% senior notes	6,515	—	6,515
Former second lien term loan	—	2,777	(2,777)
Write off of debt issuance costs	—	2,838	(2,838)
Amortization of debt issuance costs	1,358	734	624
Less: interest capitalized	(4,949)	(111)	(4,838)
Total	$22,706	$16,556	$6,150

Income taxes.  In the first six months of 2014, we recorded an income tax provision of $15.3 million as compared to $4.9 million in the first six months 2013.  In the first six months of 2014, we had income before income taxes and noncontrolling interest of $42.9 million as compared to $40.3 million in the first six months of 2013.  Our effective tax rate increased to 35.6% in the first six months of 2014 as compared to 12.1% in the first six months of 2013 as a result of our corporate reorganization on April 26, 2013 in which Athlon (a C-corporation) obtained substantially all of Holdings’ interests, our accounting predecessor, which is a limited partnership not subject to federal income taxes.

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

•                  Funding of working capital; and

•                  Contractual obligations.

Development and exploration of oil and natural gas properties.  The following table summarizes our costs incurred related to development and exploration activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Development (a)	$74,733	$41,215	$136,111	$90,453
Exploration (b)	98,015	57,479	174,427	80,032
Total	$172,748	$98,694	$310,538	$170,485

(a)         Includes asset retirement obligations incurred of $267,000 and $67,000 during the three months ended June 30, 2014 and 2013, respectively, and $449,000 and $226,000 during the six months ended June 30, 2014 and 2013, respectively.

(b)         Includes asset retirement obligations incurred of $270,000 and $100,000 during the three months ended June 30, 2014 and 2013, respectively, and $418,000 and $194,000 during the six months ended June 30, 2014 and 2013, respectively.

Our development capital primarily relates to the drilling of development and infill wells, workovers of existing wells, and the construction of field-related facilities.  Our exploration expenditures primarily relate to the drilling of exploratory wells, seismic costs, delay rentals, and geological and geophysical costs.

Our development and exploration activities in the first six months of 2014 were higher than in the first six months of 2013 primarily due to our higher rig count, including the addition of horizontal drilling rigs.

In 2014, we expect our drilling capital expenditures to be approximately $700 million, plus an additional $25 million for leasing, infrastructure, capital workovers, and capitalized interest.

Acquisitions of oil and natural gas properties.  The following table summarizes our costs incurred related to oil and natural gas property acquisitions for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Acquisitions of evaluated properties (a)	$456,484	$168	$497,754	$2,770
Acquisitions of unevaluated properties	426,784	7,495	484,458	13,977
Total	$883,268	$7,663	$982,212	$16,747

(a)         Includes asset retirement obligations incurred of $1.9 million during the three months ended June 30, 2014 and $2.2 million and $265,000 during the six months ended June 30, 2014 and 2013, respectively.

In June 2014, we completed the acquisitions of certain oil and natural gas properties and related assets in the Midland Basin for a combined purchase price of approximately $877.1 million, subject to post-closing adjustments.

Funding of working capital.  As of June 30, 2014 and December 31, 2013, our working capital (defined as total current assets less total current liabilities) was a surplus of $90.7 million and $45.4 million, respectively.  The increase in working capital was due to cash received from debt and equity offerings.  Since our principal source of operating cash flows comes from oil and natural gas reserves to be produced in future periods, which cannot be reported as working capital, we often have negative working capital.  For the remainder of 2014, we expect to have a working capital deficit as excess cash from equity and debt offerings are used to fund our extensive development activities.  We expect that our cash flows from operating activities and availability under our credit agreement will be sufficient to fund our working capital needs, drilling capital expenditures, and other obligations for at least the next 12 months.  We expect that our production volumes, commodity prices, and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

Contractual obligations.  We have contractual obligations related to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal, long-term debt, commodity derivative contracts, operating leases, and development commitments.  Other than the issuance of our 6% senior notes in May 2014, neither the amounts nor the terms of any other commitments or contingent obligations have changed significantly from the year-end amounts reflected in our 2013 Annual Report on Form 10-K.  Our commodity derivative contracts, which are recorded at fair value in our consolidated balance sheets, are discussed in Note 5 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.  Our long-term debt is discussed in Note 7 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and below under “—Liquidity”.

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

Capital resources

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Net cash provided by operating activities	$153,641	$79,224	$74,417
Net cash used in investing activities	(1,231,619)	(178,332)	(1,053,287)
Net cash provided by financing activities	1,208,255	92,784	1,115,471
Net increase (decrease) in cash	$130,277	$(6,324)	$136,601

Cash flows from operating activities.  Cash provided by operating activities increased $74.4 million to $153.6 million in the first six months of 2014 from $79.2 million in the first six months of 2013, primarily due to an increase in our production margin due to a 84% increase in our total production volumes and a 10% increase in our per BOE average realized prices, partially offset by increased expenses as a result of having more producing wells in the first six months of 2014 as compared to the first six months of 2013.

Cash flows used in investing activities.  Cash used in investing activities increased $1.1 billion to $1.2 billion in the first six months of 2014 from $178.3 million in the first six months of 2013, primarily due to a $958.3 million increase in amounts paid to acquire oil and natural gas properties and a $94.5 million increase in amounts paid to develop oil and natural gas properties.  The increase in our development expenditures was primarily due to our higher rig count, including the addition of horizontal drilling rigs.

Cash flows from financing activities.  Our cash flows from financing activities consist primarily of proceeds from and payments on long-term debt and issuances of shares of our common stock.  We periodically draw on our credit agreement to fund acquisitions and other capital commitments.

During the first six months of 2014, we received net cash of $1.2 billion from financing activities, including $570.8 million of net proceeds from issuances of shares of our common stock and $639.1 million of net proceeds from the issuance of our 6% senior notes. During the first six months of 2013, we received net cash of $92.8 million from financing activities, including $487.1 million of net proceeds from the issuance of our 7 3/8% senior notes, partially offset by $125 million used to repay in full and terminate our former second lien term loan, net repayments of $193.5 million under our credit agreement, and a $75 million distribution to Holdings’ Class A limited partners.

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

In 2014, we expect our drilling capital expenditures to be approximately $700 million, plus an additional $25 million for leasing, infrastructure, capital workovers, and capitalized interest.  The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions.  We plan to finance our ongoing drilling capital expenditures using internally generated cash flows and availability under our credit agreement.

Internally generated cash flows.  Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil, natural gas, and NGL prices.  During the first six months of 2014, our average realized oil, natural gas, and NGL prices increased by 6%, 21%, and 15% respectively, as compared to the first six months of 2013.  Realized commodity prices fluctuate widely in response to changing market forces.  If commodity prices decline or we experience a significant widening of our differentials to NYMEX prices, then our results of operations, cash flows from operations, and borrowing base under our credit agreement may be adversely impacted.  Prolonged periods of lower commodity prices or sustained wider differentials to NYMEX prices could cause us to not be in compliance with financial covenants under our credit agreement and thereby affect our liquidity.  To offset reduced cash flows in a lower commodity price environment, we have established a portfolio of oil swaps that will provide stable cash flows on a portion of our oil production.  Currently, we have the following oil swaps:

Period	Average Daily Swap Volume	Weighted- Average Swap Price
	(Bbl)	(per Bbl)
Q3 2014	9,950	$92.52
Q4 2014	10,961	92.31

Q1 2015	12,800	92.12
Q2 2015	12,800	92.12
Q3 2015	11,800	93.69
Q4 2015	11,800	93.69

Q1 2016	2,500	92.35
Q2 2016	2,500	92.35

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

Credit agreement.  We are a party to an amended and restated credit agreement dated March 19, 2013, which matures on March 19, 2018.  Our credit agreement provides for revolving credit loans to be made to us from time to time and letters of credit to be issued from time to time for the account of us or any of our restricted subsidiaries.  The aggregate amount of the commitments of the lenders under our credit agreement is $1.0 billion.  Availability under our credit agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations.  As of June 30, 2014, the borrowing base was $837.5 million and there were no outstanding borrowings and no outstanding letters of credit under our credit agreement.

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

•                  a requirement that we maintain a ratio of consolidated total debt to EBITDAX (as defined in our credit agreement) of not more than 4.5 to 1.0; and

•                  a provision limiting commodity derivative contracts to a volume not exceeding 85% of projected production from proved reserves for a period not exceeding 66 months from the date the commodity derivative contract is entered into.

As of June 30, 2014, we were in compliance with all covenants in our credit agreement.

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

Senior notes.  In April 2013, Holdings issued $500 million aggregate principal amount of 7 3/8% senior unsecured notes due 2021 (the “2021 Notes”).  We are an unconditional guarantor of the 2021 Notes.  Under the indenture, starting on April 15, 2016, we will be able to redeem some or all of the 2021 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to April 15, 2016, we will be able, at our option, to redeem up to 35% of the aggregate principal amount of the 2021 Notes at a price of 107.375% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at our option, prior to April 15, 2016, we may redeem some or all of the senior notes at a redemption price equal to 100% of the principal amount of the 2021 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  Certain asset dispositions or a change of control will be triggering events that may require us to repurchase all or any part of a noteholder’s 2021 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase. Interest on the senior notes is payable in cash semi-annually in arrears, commencing on October 15, 2013, through maturity.

On May 1, 2014, Holdings completed a private placement of $650 million aggregate principal amount of 6% senior unsecured notes due 2022 (the “2022 Notes”).  We are an unconditional guarantor of the 2022 Notes.  Under the indenture, starting on May 1, 2017, we will be able to redeem some or all of the 2022 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to May 1, 2017, we will be able, at its option, to redeem up to 35% of the aggregate principal amount of the 2022 Notes at a price of 106% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at our option, prior to May 1, 2017, we may redeem some or all of the 2022 Notes at a redemption price equal to 100% of the principal amount of the 2022 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  If a change of control occurs on or prior to July 15, 2015, we may redeem all, but not less than all, of the 2022 Notes at 110% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.  Certain asset dispositions or a change of control that occurs after July 15, 2015 will be triggering events that may require us to repurchase all or any part of a noteholder’s 2022 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the date of repurchase.  Interest on the 2022 Notes is payable in cash semi-annually in arrears, commencing on November 1, 2014, through maturity.

The indentures governing our senior notes contain covenants, including, among other things, covenants that restrict our ability to:

•                  make distributions, investments, or other restricted payments if our fixed charge coverage ratio is less than 2.0 to 1.0;

•                  incur additional indebtedness if our fixed charge coverage ratio would be less than 2.0 to 1.0; and

•                  create liens, sell assets, consolidate or merge with any other person, or engage in transactions with affiliates.

These covenants are subject to a number of important qualifications, limitations, and exceptions.  In addition, the indenture contains other customary terms, including certain events of default upon the occurrence of which our senior notes may be declared immediately due and payable.

As of June 30, 2014, we were in compliance with all covenants in our senior notes.

Capitalization.  At June 30, 2014, we had total assets of $2.8 billion and total capitalization of $2.4 billion, of which 52% was represented by equity and 48% by long-term debt.  At December 31, 2013, we had total assets of $1.4 billion and total capitalization of $1.1 billion, of which 56% was represented by equity and 44% by long-term debt.  The percentages of our capitalization represented by equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.

Changes in Prices

Our revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms are affected by changes in commodity prices, which can fluctuate significantly.  The following table provides our average realized prices for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$93.91	$91.80	$93.71	$88.19
Oil ($/Bbl) (after impact of cash settled derivatives)	86.91	91.03	87.50	87.51
Natural gas ($/Mcf)	4.07	3.72	4.26	3.51
NGLs ($/Bbl)	32.43	27.27	33.38	29.08
Combined ($/BOE) (before impact of cash settled derivatives)	68.49	64.04	68.76	62.65
Combined ($/BOE) (after impact of cash settled derivatives)	64.23	63.59	64.98	62.25

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

Counterparties

At June 30, 2014, we did not have a net asset position with any of our counterparties.

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

Commodity price sensitivity

Commodity prices are often subject to significant volatility due to many factors that are beyond our control, including but not limited to: prevailing economic conditions, supply and demand of hydrocarbons in the marketplace, actions by speculators, and geopolitical events such as wars or natural disasters.  We manage oil price risk with swaps, which provide a fixed price for a notional amount of sales volumes.  The following table summarizes our open commodity derivative contracts as of June 30, 2014:

Period	Average Daily Swap Volume	Weighted- Average Swap Price	Net Liability Fair Market Value
	(Bbl)	(per Bbl)	(in thousands)
Q3 2014	9,950	$92.52
Q4 2014	10,961	92.31
Q3-Q4 2014	10,455	92.41	$(20,320)

Q1 2015	9,800	90.90
Q2 2015	9,800	90.90
Q3 2015	4,300	91.11
Q4 2015	4,300	91.11
2015	7,027	90.97	(16,224)
			$(36,544)

As of June 30, 2014, the fair market value of our oil derivative contracts was a net liability of $36.5 million.  Based on our open commodity derivative positions at June 30, 2014, a 10% increase in the NYMEX WTI price would increase our net commodity derivative liability by approximately $43.8 million, while a 10% decrease in the NYMEX WTI price would change our net commodity derivative liability to a net commodity derivative asset of approximately $7.3 million.

Interest rate sensitivity

At June 30, 2014, we had outstanding debt of $1.15 billion, $500 million of which bears interest at a fixed rate of 7 3/8% and $650 million of which bears interest at a fixed rate of 6%.  At June 30, 2014, the fair value of our senior notes was approximately $1.2 billion.

Item 4.  Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

10.1

Employment Agreement, dated as of August 7, 2013, by and between Athlon Holdings LP and Bud W. Holmes (incorporated by reference to Exhibit 10.7 of Athlon’s Registration Statement on Form S-1, filed with the SEC on June 17, 2014).

10.2	Form of Restricted Stock Grant Notice—Executive (incorporated by reference to Exhibit 10.17 of Athlon’s Registration Statement on Form S-1, filed with the SEC on June 17, 2014).
10.3

Purchase and Sale Agreement, dated as of April 8, 2014 by and among Hibernia Holdings, LLC and Hibernia Resources, LLC, as Sellers, and Athlon Energy Inc., as Purchaser (incorporated by reference to Exhibit 2.1 of Athlon’s Current Report on Form 8-K, filed with the SEC on June 5, 2014).

10.4

Purchase and Sale Agreement, dated as of April 8, 2014 by and among Piedra Energy II, LLC, Piedra Operating, LLC, and the other sellers party thereto, as Sellers, and Athlon Energy Inc., as Purchaser (incorporated by reference to Exhibit 2.2 of Athlon’s Current Report on Form 8-K, filed with the SEC on June 5, 2014).

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

Date: August 14, 2014