Form 10-Q
period 2014-09-30
Athlon Energy Inc.
filed 2014-11-12
CIK 1574648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock, $0.01 par value, outstanding as of November 12, 2014                                               98,459,476

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

•                  Proved reserves.  Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence, the project within a reasonable time.  For a

ii

complete definition of proved oil and natural gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(22).

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATHLON ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,997	$113,025
Accounts receivable	97,162	48,238
Derivatives, at fair value	16,948	—
Inventory	1,910	928
Deferred taxes	—	380
Other	2,248	1,166
Total current assets	123,265	163,737

Properties and equipment, at cost - full cost method:
Evaluated, including wells and related equipment	2,525,499	1,244,178
Unevaluated	678,879	89,859
Accumulated depletion, depreciation, and amortization	(277,347)	(160,779)
	2,927,031	1,173,258

Derivatives, at fair value	9,327	2,330
Debt issuance costs	25,101	14,679
Other	2,393	1,447
Total assets	$3,087,117	$1,355,451

LIABILITIES AND EQUITY

Current liabilities:
Trade accounts payable	$220	$459
Accrued liabilities:
Lease operating	10,631	6,563
Production, severance, and ad valorem taxes	10,462	2,550
Development capital	118,105	68,059
Interest	33,337	7,790
Derivatives, at fair value	—	8,354
Revenue payable	35,233	20,513
Deferred taxes	4,450	—
Other	6,573	4,035
Total current liabilities	219,011	118,323

Asset retirement obligations, net of current portion	12,328	6,795
Long-term debt	1,386,000	500,000
Deferred taxes	141,070	92,397
Other	152	101
Total liabilities	1,758,561	717,616

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized 97,134,446 and 82,129,089 issued and outstanding, respectively	971	821
Additional paid-in capital	1,182,006	593,943
Retained earnings	131,644	32,283
Total stockholders’ equity	1,314,621	627,047
Noncontrolling interest	13,935	10,788
Total equity	1,328,556	637,835
Total liabilities and equity	$3,087,117	$1,355,451

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Oil	$139,925	$75,666	$341,144	$175,934
Natural gas	9,795	4,164	25,907	11,894
Natural gas liquids	16,321	8,595	41,169	20,508
Total revenues	166,041	88,425	408,220	208,336

Expenses:
Production:
Lease operating	16,677	8,762	42,126	23,774
Production, severance, and ad valorem taxes	11,647	5,498	27,060	13,549
Depletion, depreciation, and amortization	50,246	23,611	116,792	62,022
General and administrative	15,310	6,696	38,718	13,543
Contract termination fee	—	2,408	—	2,408
Acquisition costs	388	29	2,213	180
Derivative fair value loss (gain)	(58,526)	27,037	(14,949)	21,331
Accretion of discount on asset retirement obligations	273	174	690	485
Total expenses	36,015	74,215	212,650	137,292

Operating income	130,026	14,210	195,570	71,044

Other income (expenses):
Interest	(12,502)	(10,039)	(35,208)	(26,595)
Other	36	30	62	30
Total other expenses	(12,466)	(10,009)	(35,146)	(26,565)

Income before income taxes	117,560	4,201	160,424	44,479
Income tax provision	42,662	1,934	57,916	6,805

Consolidated net income	74,898	2,267	102,508	37,674
Less: net income (loss) attributable to noncontrolling interest	2,205	(215)	3,147	616
Net income attributable to stockholders	$72,693	$2,482	$99,361	$37,058

Net income per common share:
Basic	$0.74	$0.03	$1.08	$0.53
Diluted	$0.74	$0.03	$1.08	$0.53

Weighted average common shares outstanding:
Basic	97,064	76,637	90,904	69,810
Diluted	97,064	78,493	90,904	71,666

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON ENERGY INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

(unaudited)

	Athlon Stockholders
	Issued
	Shares of		Additional		Total
	Common	Common	Paid-in	Retained	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Equity	Interest	Equity
Balance at December 31, 2013	82,129	$821	$593,943	$32,283	$627,047	$10,788	$637,835
Equity-based compensation	—	—	17,726	—	17,726	—	17,726
Vesting of stock awards	199	2	(3,820)	—	(3,818)	—	(3,818)
Proceeds from issuance of common stock to the public, net of offering costs	14,806	148	570,612	—	570,760	—	570,760
Deferred tax impact of change in noncontrolling interest due to issuance of common stock to the public	—	—	3,545	—	3,545	—	3,545
Consolidated net income	—	—	—	99,361	99,361	3,147	102,508
Balance at Septembder 30, 2014	97,134	$971	$1,182,006	$131,644	$1,314,621	$13,935	$1,328,556

The accompanying notes are an integral part of these consolidated financial statements.

ATHLON ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$102,508	$37,674
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depletion, depreciation, and amortization	116,792	62,022
Deferred taxes	57,047	6,805
Non-cash derivative loss (gain)	(32,300)	13,955
Equity-based compensation	16,006	1,799
Other	3,308	4,756
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(46,897)	(21,350)
Other current assets	562	(155)
Accounts payable	(239)	(702)
Accrued interest	25,546	15,968
Revenue payable	14,709	9,718
Other current liabilities	12,717	6,285
Other assets	(90)	—
Net cash provided by operating activities	269,669	136,775

Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(1,365,205)	(36,533)
Development of oil and natural gas properties	(451,360)	(257,984)
Other	(1,317)	(486)
Net cash used in investing activities	(1,817,882)	(295,003)

Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	1,056,243	629,627
Payments on long-term debt	(183,000)	(505,926)
Proceeds from issuance of common stock to the public, net of offering costs	570,760	296,044
Distributions to Athlon Holdings LP’s Class A limited partners	—	(75,000)
Vesting of stock awards	(3,818)	—
Other	—	1,500
Net cash provided by financing activities	1,440,185	346,245

Increase (decrease) in cash and cash equivalents	(108,028)	188,017
Cash and cash equivalents, beginning of period	113,025	8,871
Cash and cash equivalents, end of period	$4,997	$196,888

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

Prior to the corporate reorganization, Holdings was a party to a limited partnership agreement with its management team and certain employees and Apollo Athlon Holdings, L.P. (“Apollo”), which is an affiliate of Apollo Global Management, LLC (“Apollo Global”).  Prior to the corporate reorganization, Apollo Investment Fund VII, L.P. and its parallel funds (the “Apollo Funds”) and Holdings’ management team and certain employees owned all of Holdings’ Class A limited partner interests and Holdings’ management team and certain employees owned all of Holdings’ Class B limited partner interests.

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

Merger with Encana

On September 27, 2014, Athlon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Encana Corporation (“Encana”) and Alenco Acquisition Company Inc., Encana’s indirect, wholly owned subsidiary (“Alenco”), pursuant to which Alenco will merge with and into Athlon, with Athlon surviving as an indirect, wholly owned subsidiary of Encana (the “Merger”).  The Merger Agreement, which was unanimously approved by Athlon’s Board of Directors and by Encana’s Board of Directors, provides for Encana’s acquisition of all of the issued and outstanding shares of Athlon’s common stock, par value $0.01 per share, for $58.50 per share in cash (the “Offer”).  Completion of the Merger is conditioned upon, among other things, customary closing conditions.

Note 2.         Basis of Presentation

Athlon’s consolidated financial statements include the accounts of its wholly owned and majority-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, Athlon’s financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013.  All adjustments are of a normal recurring nature.  These interim results are not necessarily indicative of results for an entire year.

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

Noncontrolling Interest

As of September 30, 2014 and December 31, 2013, Athlon’s management team and certain employees owned approximately 1.9% and 2.2% of Holdings, respectively.  Holdings’ general partner, Athlon Holdings GP LLC, is a wholly owned subsidiary of Athlon.  Considering the presumption of control, Athlon has fully consolidated the financial position, results of operations, and cash flows of Holdings.

As presented in the accompanying Consolidated Balance Sheets, “Noncontrolling interest” as of September 30, 2014 and December 31, 2013 of approximately $13.9 million and $10.8 million, respectively, represents Athlon’s management team and certain employees’ ownership of Holdings.  As presented in the accompanying Consolidated Statements of Operations, “Net income (loss) attributable to noncontrolling interest” of approximately $2.2 million and $3.1 million for the three and nine months ended September 30, 2014, respectively, and approximately $(0.2) million and $0.6 million for the three and nine months ended September 30, 2013, respectively, represents Holdings’ net income attributable to Athlon’s management team and certain employees.

The following table summarizes the effects of changes in Athlon’s partnership interest in Holdings on Athlon’s equity for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net income attributable to stockholders	$72,693	$2,482	$99,361	$37,058
Transfer from noncontrolling interest:
Increase in Athlon’s paid-in capital for deferred tax impact of change in noncontrolling interest due to issuance of common stock to the public	4,155	—	3,545	—
Increase in Athlon’s paid-in capital for corporate reorganization	—	—	—	290,950
Increase in Athlon’s paid-in capital for issuance of common stock to the public	63	295,473	570,612	295,473
Net transfer from noncontrolling interest	4,218	295,473	574,157	586,423
Change from net income attributable to stockholders and transfers from noncontrolling interest	$76,911	$297,955	$673,518	$623,481

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

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 3.         Acquisitions

On June 2, 2014, Athlon acquired certain oil and natural gas properties and related assets in the Midland Basin from Hibernia Holdings, LLC (“Hibernia”) for approximately $394.0 million in cash, which was financed with a portion of the net proceeds from debt and equity offerings.  Please read “Note 7. Long-Term Debt” and “Note 8. Stockholders’ Equity” for additional discussion of these offerings.  The operations of these properties have been included in the accompanying Consolidated Statements of Operations with those of Athlon from the date of acquisition.  Athlon has included revenues of $30.3 million and direct operating expenses of $3.5 million for the period June 2, 2014 to September 30, 2014 due to the Hibernia acquisition in the accompanying Consolidated Statements of Operations.  The disclosure of net earnings is impracticable to calculate due to the full cost method of depletion.  Athlon incurred approximately $0.7 million of transaction costs related to the Hibernia acquisition, which are included in “Acquisition costs” in the accompanying Consolidated Statements of Operations.

On June 3, 2014, Athlon acquired certain oil and natural gas properties and related assets in the Midland Basin from Piedra Energy II, LLC (“Piedra”) for approximately $292.8 million in cash, which was financed with a portion of the net proceeds from debt and equity offerings.  Please read “Note 7. Long-Term Debt” and “Note 8. Stockholders’ Equity” for additional discussion of these offerings.  The operations of these properties have been included in the accompanying Consolidated Statements of Operations with those of Athlon from the date of acquisition.  Athlon has included revenues of $12.4 million and direct operating expenses of $1.8 million for the period June 3, 2014 to September 30, 2014 due to the Piedra acquisition in the accompanying Consolidated Statements of Operations.  The disclosure of net earnings is impracticable to calculate due to the full cost method of depletion.  Athlon incurred approximately $0.6 million of transaction costs related to the Piedra acquisition, which are included in “Acquisition costs” in the accompanying Consolidated Statements of Operations.

On August 28, 2014, Athlon acquired certain oil and natural gas properties and related assets in the Midland Basin from Summit West Resources LP and Summit Group (“Summit”) for approximately $202.5 million in cash, which was financed with cash on hand and borrowings under Athlon’s credit agreement.  The operations of these properties have been included in the accompanying Consolidated Statements of Operations with those of Athlon from the date of acquisition.  Athlon has included revenues of $2.4 million and direct operating expenses of $0.5 million for the period August 28, 2014 to September 30, 2014 due to the Summit acquisition in the accompanying Consolidated Statements of Operations.  The disclosure of net earnings is impracticable to calculate due to the full cost method of depletion.  Athlon incurred approximately $0.1 million of transaction costs related to the Summit acquisition, which are included in “Acquisition costs” in the accompanying Consolidated Statements of Operations.

Based on currently available information, the estimated allocation of the purchase price to the fair value of the assets acquired and liabilities assumed from Hibernia, Piedra, and Summit was as follows as of September 30, 2014:

	Hibernia	Piedra	Summit	Total
	(in thousands)
Evaluated, including wells and related equipment	$248,363	$173,317	$93,899	$515,579
Unevaluated	145,984	119,504	109,570	375,058
Inventory	499	759	132	1,390
Total assets acquired	394,846	293,580	203,601	892,027
Other current liabilities	107	289	659	1,055
Asset retirement obligations	706	536	437	1,679
Total liabilities assumed	813	825	1,096	2,734
Fair value of net assets acquired	$394,033	$292,755	$202,505	$889,293

At September 30, 2014, Athlon was awaiting final close on the Hibernia and Summit acquisitions, which will contain certain customary purchase price adjustments.

The following unaudited pro forma condensed financial data was derived from the historical financial statements of Athlon and from the accounting records of Hibernia, Piedra, and Summit to give effect to the acquisitions as if they had occurred on January 1, 2013.  The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the acquisitions taken place on January 1, 2013 and is not intended to be a projection of future results.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Pro forma total revenues	$171,740	$116,169	$471,830	$271,420
Pro forma net income attributable to stockholders	$75,259	$4,398	$111,592	$38,197

Pro forma net income per common share:
Basic	$0.76	$0.05	$1.14	$0.45
Diluted	$0.76	$0.05	$1.14	$0.45

Note 4. Evaluated Properties

Amounts shown in the accompanying Consolidated Balance Sheets as “Evaluated, including wells and related equipment” consisted of the following as of the dates indicated:

	September 30,	December 31,
	2014	2013
	(in thousands)
Evaluated leasehold costs	$1,156,611	$448,689
Wells and related equipment - completed	1,314,766	748,900
Wells and related equipment - in process	54,122	46,589
Total evaluated	$2,525,499	$1,244,178

Note 5.  Fair Value Measurements

The book values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  Commodity derivative contracts are marked-to-market each quarter and are thus stated at fair value in the accompanying Consolidated Balance Sheets.  As of September 30, 2014, the fair value of Athlon’s 7 3/8% senior notes due 2021 was approximately $542.5 million and the fair value of Athlon’s 6% senior notes due 2022 was approximately $698.8 million using open market quotes (“Level 1” input).

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

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Commodity Derivative Contracts

Commodity prices are often subject to significant volatility due to many factors that are beyond Athlon’s control, including but not limited to: prevailing economic conditions, supply and demand of hydrocarbons in the marketplace, actions by speculators, and geopolitical events such as wars or natural disasters.  Athlon manages oil price risk with swaps, which provide a fixed price for a notional amount of sales volumes.  The following table summarizes Athlon’s open commodity derivative contracts as of September 30, 2014:

Period	Average Daily Swap Volume	Weighted- Average Swap Price	Net Asset Fair Market Value
	(Bbl)	(per Bbl)	(in thousands)
Q4 2014	10,961	$92.31	$2,168

Q1 2015	12,800	92.12
Q2 2015	12,800	92.12
Q3 2015	11,800	93.69
Q4 2015	11,800	93.69
2015	12,296	92.88	22,727

Q1 2016	2,500	92.35
Q2 2016	2,500	92.35
2016	1,243	92.35	2,718
			$27,613

Athlon is also a party to Midland-Cushing basis differential swaps for 6,000 Bbls/D at $5.19/Bbl for 2015.  At September 30, 2014, the fair value of these contracts was a net liability of approximately $1.3 million.

Counterparty Risk. At September 30, 2014, Athlon had committed 10% or greater (in terms of fair market value) of its oil derivative contracts in asset positions from the following counterparties:

Fair Market Value of
Oil Derivative
Contracts
Counterparty	Committed
(in thousands)
Citibank	$7,524
Barclays PLC	6,187
Scotiabank	4,953
J Aron	4,397

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

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Tabular Disclosures of Fair Value Measurements

The following table summarizes the fair value of Athlon’s derivative instruments not designated as hedging instruments as of the dates indicated:

	Oil	Commodity	Total
Balance Sheet	Commodity	Derivatives	Commodity
Location	Derivatives	Netting (a)	Derivatives
	(in thousands)
As of September 30, 2014
Assets
Derivatives - current	$17,751	$(803)	$16,948
Derivatives - noncurrent	9,940	(613)	9,327
Total assets	27,691	(1,416)	26,275
Liabilities
Derivatives - current	(803)	803	—
Derivatives - noncurrent	(613)	613	—
Total liabilities	(1,416)	1,416	—
Net asset	$26,275	$—	$26,275

As of December 31, 2013
Assets
Derivatives - current	$143	$(143)	$—
Derivatives - noncurrent	2,330	—	2,330
Total assets	2,473	(143)	2,330
Liabilities
Derivatives - current	(8,497)	143	(8,354)
Derivatives - noncurrent	—	—	—
Total liabilities	(8,497)	143	(8,354)
Net liability	$(6,024)	$—	$(6,024)

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

The following table summarizes the effect of derivative instruments not designated as hedges on the accompanying Consolidated Statements of Operations for the periods indicated:

		Amount of Loss (Gain) Recognized in Income
	Location of Loss (Gain)	Three months ended September 30,		Nine months ended September 30,
Derivatives Not Designated as Hedges	Recognized in Income	2014	2013	2014	2013
		(in thousands)
Commodity derivative contracts	Derivative fair value loss (gain)	$(58,526)	$27,037	$(14,949)	$21,331

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

As required by GAAP, Athlon utilizes the most observable inputs available for the valuation technique used.  The financial assets and liabilities are classified in their entirety based on the lowest level of input that is of significance to the fair value measurement.  Athlon’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the financial assets and liabilities and their placement within the fair value hierarchy levels.  The following methods and assumptions were used to estimate the fair values of Athlon’s assets and liabilities that are accounted for at fair value on a recurring basis:

•                  Level 2 — Fair values of swaps are estimated using a combined income-based and market-based valuation methodology based upon forward commodity price curves obtained from independent pricing services.  Settlement is determined by the average underlying price over a predetermined period of time.  Athlon uses observable inputs to determine fair value such as: (i) current market and contractual prices for the underlying instruments; (ii) quoted forward prices for oil; (iii) interest rates, such as a LIBOR curve for a term similar to the commodity derivative contract; and (iv) appropriate volatilities.

Athlon adjusts the valuations from the valuation model for nonperformance risk.  For commodity derivative contracts which are in an asset position, Athlon adds the counterparty’s credit default swap spread to the risk-free rate.  If a counterparty does not have a credit default swap spread, Athlon uses other companies with similar credit ratings to determine the applicable spread.  For commodity derivative contracts which are in a liability position, Athlon uses the yield on its senior notes less the risk-free rate.  All fair values have been adjusted for nonperformance risk resulting in a decrease in the net commodity derivative asset of approximately $56,000 as of September 30, 2014 and a decrease in the net commodity derivative liability of approximately $39,000 as of December 31, 2013.

The following table sets forth Athlon’s assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Net Asset/(Liability)	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
As of September 30, 2014
Oil derivative contracts - swaps	$27,613	$—	$27,613	$—
Oil derivative contracts - basis differential swaps	(1,338)	—	(1,338)	—
Total	$26,275	$—	$26,275	$—

As of December 31, 2013
Oil derivative contracts - swaps	$(6,024)	$—	$(6,024)	$—

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 6. Asset Retirement Obligations

Asset retirement obligations relate to future plugging and abandonment expenses on oil and natural gas properties and related facilities disposal.  The following table summarizes the changes in Athlon’s asset retirement obligations for the nine months ended September 30, 2014 (in thousands):

Balance at January 1	$6,855
Liabilities assumed in acquisitions	3,140
Liabilities incurred from new wells	1,463
Liabilities settled	(103)
Accretion of discount	690
Revisions of previous estimates	292
Balance at September 30	12,337
Less: current portion	9
Asset retirement obligations - long-term	$12,328

Note 7. Long-Term Debt

Long-term debt consisted of the following as of the dates indicated:

	Maturity	September 30,	December 31,
	Date	2014	2013
		(in thousands)
Credit agreement	3/19/2018	$236,000	$—
7 3/8% senior notes	4/15/2021	500,000	500,000
6% senior notes	5/1/2022	650,000	—
Total		$1,386,000	$500,000

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

On May 1, 2014, Holdings completed a private placement of $650 million aggregate principal amount of 6% senior unsecured notes due 2022 (the “2022 Notes”) and received net proceeds of approximately $639.1 million, after deducting initial purchasers’ discounts and debt issuance costs.  Athlon is an unconditional guarantor of the 2022 Notes.  Under the indenture, starting on May 1, 2017, Athlon will be able to redeem some or all of the 2022 Notes at a premium that will decrease over time, plus accrued and unpaid interest to the date of redemption.  Prior to May 1, 2017, Athlon will be able, at its option, to redeem up to 35% of the aggregate principal amount of the 2022 Notes at a price of 106% of the principal thereof, plus accrued and unpaid interest to the date of redemption, with an amount equal to the net proceeds from certain equity offerings.  In addition, at Athlon’s option, prior to May 1, 2017, Athlon may redeem some or all of the 2022 Notes at a redemption price equal to 100% of the principal amount of the 2022 Notes, plus an “applicable premium”, plus accrued and unpaid interest to the date of redemption.  If a change of control occurs on or prior to July 15, 2015, Athlon may redeem all, but not less than all, of the 2022 Notes at 110% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.  Certain asset dispositions or a change of control that occurs after July 15, 2015 will be triggering events that may require Athlon to repurchase all or any part of a noteholder’s 2022 Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, up to but excluding the

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

date of repurchase.  Interest on the 2022 Notes is payable in cash semi-annually in arrears, commencing on November 1, 2014, through maturity.

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

As of September 30, 2014, Athlon was in compliance with all covenants of its senior notes.

Credit Agreement

Athlon is a party to an amended and restated credit agreement dated March 19, 2013 (the “Credit Agreement”), which matures on March 19, 2018.  The Credit Agreement provides for revolving credit loans to be made to Athlon from time to time and letters of credit to be issued from time to time for the account of Athlon or any of its restricted subsidiaries.  The aggregate amount of the commitments of the lenders under the Credit Agreement is $1.0 billion.  Availability under the Credit Agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations.  Borrowings under the Credit Agreement may be repaid from time to time without penalty.  As of September 30, 2014, the borrowing base was $837.5 million and there were $236 million of outstanding borrowings, $601.5 million of borrowing capacity, and no outstanding letters of credit under the Credit Agreement.

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

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

As of September 30, 2014, Athlon was in compliance with all covenants of the Credit Agreement.

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

Note 8. Stockholders’ Equity

On April 23, 2014, Athlon completed a public offering of 14,806,250 shares of its common stock at $40.00 per share and received net proceeds of approximately $570.8 million, after deducting underwriting discounts and commissions and offering expenses.  Upon consummation of the offering, Athlon’s ownership percentage of Holdings increased, resulting in a decrease in the noncontrolling interest from approximately 2.2% to approximately 1.9%.

Note 9.         Income Taxes

As a result of the corporate reorganization on April 26, 2013, Athlon (a C-corporation) obtained substantially all of Holdings’ interests, Athlon’s accounting predecessor, which is a limited partnership not subject to federal income taxes.

The components of income tax provision were as follows for the periods indicated:

	Nine months ended
	September 30,
	2014	2013
	(in thousands)
Federal:
Current	$869	$—
Deferred	54,992	6,202
Total federal	55,861	6,202

State, net of federal benefit:
Deferred	2,055	603
Total state	2,055	603
Income tax provision	$57,916	$6,805

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The following table reconciles income tax provision with income tax at the Federal statutory rate for the periods indicated:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Income before income taxes	$160,424	$44,479
Less: net income prior to corporate reorganization	—	(26,780)
Less: net income attributable to noncontrolling interest	(3,147)	(616)
Income before income taxes and noncontrolling interest subsequent to corporate reorganization	$157,277	$17,083
Income taxes at the Federal statutory rate	$55,047	$5,979
State income taxes, net of federal benefit	2,055	603
Provision to return adjustment	191	59
Permanent and other	623	164
Income tax provision	$57,916	$6,805

As of September 30, 2014 and December 31, 2013, all of Athlon’s tax positions met the “more-likely-than-not” threshold.  During the nine months ended September 30, 2014 and 2013, Athlon did not have any interest assessed by the taxing authorities or incur any penalties related to income taxes.

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

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Basic EPS
Numerator:
Undistributed net income attributable to stockholders	$72,693	$2,482	$99,361	$37,058
Participation rights of unvested stock awards in undistributed earnings	(1,135)	(6)	(1,147)	(6)
Basic undistributed net income attributable to stockholders	$71,558	$2,476	$98,214	$37,052
Denominator:
Basic weighted average shares outstanding	97,064	76,637	90,904	69,810
Basic EPS attributable to stockholders	$0.74	$0.03	$1.08	$0.53

Diluted EPS
Numerator:
Undistributed net income attributable to stockholders	$72,693	$2,482	$99,361	$37,058
Participation rights of unvested stock awards in undistributed earnings	(1,135)	(6)	(1,147)	(6)
Effect of conversion of New Holdings Units to shares of Athlon’s common stock (a)	—	(215)	—	616
Diluted undistributed net income attributable to stockholders	$71,558	$2,261	$98,214	$37,668
Denominator:
Basic weighted average shares outstanding	97,064	76,637	90,904	69,810
Effect of conversion of New Holdings Units to shares of Athlon’s common stock (a)	—	1,856	—	1,856
Diluted weighted average shares outstanding	97,064	78,493	90,904	71,666
Diluted EPS attributable to stockholders	$0.74	$0.03	$1.08	$0.53

(a)         For the three and nine months ended September 30, 2014, 1,855,563 New Holdings Units were outstanding but excluded from the EPS calculations because their effect would have been antidilutive.

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

The initial aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan is the sum of 8,400,000 shares, subject to adjustment as described below plus an annual increase on the first day of each calendar year beginning January 1, 2014 and ending on and including the last January 1 prior to the expiration date of the Plan, equal to the lessor of (i) 12,000,000 shares, (ii) 4% of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares as determined by the Board of Directors.  This number will also be adjusted due to the following shares becoming eligible to be used again for grants under the Plan:

•                  shares subject to awards or portions of awards granted under the Plan which are forfeited, expire, or lapse for any reason, or are settled for cash without the delivery of shares, to the extent of such forfeiture, expiration, lapse, or cash settlement; and

•                  shares that Athlon repurchases prior to vesting so that such shares are returned to Athlon.

On January 1, 2014, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan increased to 11,759,386.  As of September 30, 2014, there were 9,815,681 shares available for issuance under the Plan.

The Plan does not provide for individual limits on awards that may be granted to any individual participant under the Plan.  Rather, the amount of awards to be granted to individual participants are determined by the Board of Directors or the Compensation

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Committee from time to time, as part of their compensation decision-making processes, provided, however, that the Plan does not permit awards having a grant date fair value in excess of $700,000 to be granted to Athlon’s non-employee directors in any year.

During the nine months ended September 30, 2014 and 2013, Athlon recorded non-cash equity-based compensation expense related to the Plan of $16.0 million and $0.5 million, respectively, which was allocated to lease operating expense and general and administrative expense in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ compensation.  During the nine months ended September 30, 2014 and 2013, Athlon capitalized non-cash equity-based compensation expense related to the Plan of $1.7 million and $37,000, respectively, as a component of “Evaluated, including wells and related equipment” in the accompanying Consolidated Balance Sheets.

Stock awards are scheduled to vest over three years.  Certain awards granted to Athlon’s management team vest subject to the relative performance of Athlon’s common stock to that of a designated peer group.  The following table summarizes the changes in Athlon’s unvested stock awards for the nine months ended September 30, 2014 (presented at the target level):

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1	638,913	$34.88
Granted	1,317,907	45.03
Vested	(209,540)	37.80
Forfeited	(13,114)	32.01
Outstanding at September 30	1,734,166	42.27

As of September 30, 2014, there were 1,139,907 unvested stock awards, 872,444 of which were granted during 2014, in which the vesting is dependent only on the passage of time and continued employment.  Additionally, as of September 30, 2014, there were 594,259 unvested stock awards, 442,592 of which were granted during 2014, in which the vesting is dependent not only on the passage of time and continued employment, but also on the relative performance of Athlon’s common stock to that of a designated peer group (presented at the target level).

During the nine months ended September 30, 2014, there were 285,373 stock awards that vested for which Athlon withheld 86,266 shares of common stock to satisfy employees’ minimum tax withholding obligations related thereto.  The total fair value of stock awards that vested during the nine months ended September 30, 2014 was $12.7 million.

None of Athlon’s unvested stock awards are subject to variable accounting.  As of September 30, 2014, Athlon had approximately $53.9 million of total unrecognized compensation cost related to unvested stock awards, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Class B Interests

Holdings’ limited partnership agreement provided for the issuance of Class B limited partner interests.  As discussed in “Note 1. Formation of the Company and Description of Business”, in connection with the corporate reorganization, Holdings’ Class B limited partners exchanged their interests for shares of Athlon’s common stock subject to the same conditions and vesting terms.  Upon the consummation of the IPO on August 1, 2013, the remaining unvested common stock awards, which were formerly Holdings’ Class B interests, vested and Athlon recognized non-cash equity-based compensation expense of approximately $1.2 million, which was allocated to lease operating expense and general and administrative expenses in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ compensation, and capitalized non-cash equity-based compensation expense of $0.4 million as a component of “Evaluated, including wells and related equipment” in the accompanying Consolidated Balance Sheets.

During the nine months ended September 30, 2013, Athlon recorded non-cash equity-based compensation expense related to Class B interests of $1.3 million, which was allocated to lease operating expense and general and administrative expenses in the accompanying Consolidated Statements of Operations based on the allocation of the respective employees’ compensation.  During the nine months ended September 30, 2013, Athlon capitalized non-cash equity-based compensation expense related to Class B interests

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

of $0.4 million as a component of “Evaluated, including wells and related equipment” in the accompanying Consolidated Balance Sheets.

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

Note 13. Related Party Transactions

Services Agreement

Athlon was a party to a Services Agreement which required it to compensate Apollo quarterly for consulting and advisory services, subject to certain quarterly and annual limits.  The Services Agreement also provided for reimbursement to Apollo for any reasonable out-of-pocket expenses incurred while performing services under the Services Agreement.  During the nine months ended September 30, 2013, Athlon incurred $0.5 million of advisory fees pursuant to the Services Agreement, which are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations.  Upon the consummation of the IPO, the Services Agreement was terminated and, in connection with the termination, Athlon paid $2.4 million to Apollo.  Such payment corresponded to the present value as of the date of termination of the aggregate annual fees that would have been payable during the remaining term of the Services Agreement.

Exchange Agreement

Upon the consummation of the IPO, Athlon entered into an exchange agreement (the “Exchange Agreement”) with its management team and certain employees who hold New Holdings Units.  Under the Exchange Agreement, each such holder (and certain permitted transferees thereof) may, under certain circumstances (subject to the terms of the exchange agreement), exchange their New Holdings Units for shares of Athlon’s common stock on a one-for-one basis (an “Exchange”), subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.  As a holder exchanges its New Holdings Units, Athlon’s interest in Holdings will be correspondingly increased.

Tax Receivable Agreement

Upon the consummation of the IPO, Athlon entered into a tax receivable agreement (the “TRA”) with its management team and certain employees who hold New Holdings Units (the “TRA Holders”) that provides for the payment from time to time by Athlon to such TRA Holders of 85% of the amount of the tax benefits, if any, that Athlon actually realizes as a result of increases in tax basis and certain other tax benefits related to exchanges of New Holdings Units pursuant to the Exchange Agreement, including tax benefits attributable to payments under the TRA.  These payment obligations are obligations of Athlon and not of Holdings.  For purposes of the TRA, the benefit deemed realized by Athlon will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that Athlon would have been required to pay had there been no increase to the tax basis of Holdings’ assets as a result of the exchanges and had Athlon not entered into the TRA.  If Athlon elects to terminate the TRA early, it would be required to make an immediate payment equal to the net present value of the anticipated future tax benefits subject to the TRA (based upon certain assumptions and deemed events set forth in the TRA).  In addition, payments due under the TRA will be similarly accelerated following certain mergers, other changes of control, and early payments rights if exercised by the TRA Holders following an Exchange.

On September 27, 2014, concurrently with the execution of the Merger Agreement, Athlon entered into a non-exchange agreement (the “Non-Exchange Agreement”) with the TRA Holders pursuant to which each TRA Holder shall be deemed to have exercised his or her rights under the Exchange Agreement and effected an Exchange in respect of all of his or her New Holdings Units immediately prior to the effective time of the Merger.  The Non-Exchange Agreement terminates automatically upon the termination of the Merger Agreement in accordance with its terms.

ATHLON ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Participation of Apollo Global in Debt and Equity Offerings

Apollo Global received a portion of the gross spread as an initial purchaser of the 2022 Notes of $0.5 million.  Apollo Global was also an underwriter in Athlon’s April 2014 common stock offering and received a portion of the discounts and commissions paid to the underwriters of approximately $1.0 million.  Apollo Global received a portion of the gross spread as an initial purchaser of the 2021 Notes of $0.5 million.  Apollo Global was also an underwriter in the IPO and received a portion of the discounts and commissions paid to the underwriters of approximately $0.9 million.

Note 14. Subsequent Events

In November 2014, lenders under the Credit Agreement completed their redetermination of the borrowing base resulting in an increase from $837.5 million to $1.0 billion.

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

Initial Public Offering

On August 7, 2013, we completed our IPO of 15,789,474 shares of our common stock at $20.00 per share and received net proceeds of approximately $295.7 million, after deducting underwriting discounts and commissions and offering expenses.  Upon closing of our IPO, Holdings’ limited partnership agreement was amended and restated to, among other things, modify Holdings’ capital structure by replacing its different classes of interests with a single new class of units, the “New Holdings Units”.  Holdings’ management team and certain employees who held Class A limited partner interests now own New Holdings Units and entered into an exchange agreement (the “Exchange Agreement”) under which (subject to the terms of the Exchange Agreement) they have the right to exchange their New Holdings Units for shares of our common stock on a one-for-one basis (an “Exchange”), subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.  All other New Holdings Units are held by us.

Merger with Encana

On September 27, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Encana Corporation (“Encana”) and Alenco Acquisition Company Inc., Encana’s indirect, wholly owned subsidiary (“Alenco”), pursuant to which Alenco will merge with and into Athlon, with Athlon surviving as an indirect, wholly owned subsidiary of Encana (the “Merger”).  The Merger Agreement, which was unanimously approved by our Board of Directors and by Encana’s Board of Directors, provides for Encana’s acquisition of all of the issued and outstanding shares of our common stock, par value $0.01 per share, for $58.50 per share in cash (the “Offer”).  Completion of the Merger is conditioned upon, among other things, customary closing conditions.

On September 27, 2014, concurrently with the execution of the Merger Agreement, we entered into a non-exchange agreement (the “Non-Exchange Agreement”) with the TRA Holders pursuant to which each TRA Holder shall be deemed to have exercised his or her rights under the Exchange Agreement and effected an Exchange in respect of all of his or her New Holdings Units immediately prior to the effective time of the Merger.  The Non-Exchange Agreement terminates automatically upon the termination of the Merger Agreement in accordance with its terms.

How We Evaluate Our Operations

In evaluating our financial results, we focus on the mix of our revenues from oil, natural gas, and NGLs, the average realized price from sales of our production, our production margins, and our capital expenditures.  Below are highlights of our financial and operating results for the third quarter of 2014:

•                  Our oil, natural gas, and NGLs revenues increased 88% to $166.0 million in the third quarter of 2014 as compared to $88.4 million in the third quarter of 2013.

•                  Our average daily production volumes increased 120% to 28,556 BOE/D in the third quarter of 2014 as compared to 12,960 BOE/D in the third quarter of 2013.  Oil and NGLs represented approximately 83% of our total production volumes in the third quarter of 2014.

•                  Our average realized oil price decreased 17% to $86.41 per Bbl in the third quarter of 2014 as compared to $104.21 per Bbl in the third quarter of 2013, our average realized natural gas price increased 9% to $3.58 per Mcf in the third quarter of 2014 as compared to $3.28 per Mcf in the third quarter of 2013, and our average realized NGL price decreased 12% to $29.60 per Bbl in the third quarter of 2014 as compared to $33.76 per Bbl in the third quarter of 2013.

•                  Our production margin increased 86% to $137.7 million in the third quarter of 2014 as compared to $74.2 million in the third quarter of 2013.  Total wellhead revenues per BOE decreased 15% and total production expenses per BOE decreased 10%.  On a per BOE basis, our production margin decreased 16% to $52.42 per BOE in the third quarter of 2014 as compared to $62.20 per BOE in the third quarter of 2013.

•                  We invested $579.6 million in oil and natural gas activities, of which $193.5 million was invested in development and exploration activities and $386.1 million was invested in acquisitions of oil and natural gas properties, including the acquisition of certain oil and natural gas properties and related assets in the Midland Basin from Summit for approximately $202.5 million in cash, subject to post-closing adjustments.

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

Results of Operations

Comparison of Quarter Ended September 30, 2014 to Quarter Ended September 30, 2013

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Three months ended September 30,		Increase / (Decrease)
	2014	2013	$	%
Revenues (in thousands):
Oil	$139,925	$75,666	$64,259	85%
Natural gas	9,795	4,164	5,631	135%
NGLs	16,321	8,595	7,726	90%
Total revenues	$166,041	$88,425	$77,616	88%

Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$86.41	$104.21	$(17.80)	-17%
Oil ($/Bbl) (after impact of cash settled derivatives)	$83.67	$94.39	$(10.72)	-11%
Natural gas ($/Mcf)	$3.58	$3.28	$0.30	9%
NGLs ($/Bbl)	$29.60	$33.76	$(4.16)	-12%
Combined ($/BOE) (before impact of cash settled derivatives)	$63.20	$74.16	$(10.96)	-15%
Combined ($/BOE) (after impact of cash settled derivatives)	$61.51	$68.18	$(6.67)	-10%

Total production volumes:
Oil (MBbls)	1,619	726	893	123%
Natural gas (MMcf)	2,739	1,270	1,469	116%
NGLs (MBbls)	551	255	296	116%
Combined (MBOE)	2,627	1,192	1,435	120%

Average daily production volumes:
Oil (Bbls/D)	17,601	7,893	9,708	123%
Natural gas (Mcf/D)	29,769	13,804	15,965	116%
NGLs (Bbls/D)	5,994	2,767	3,227	117%
Combined (BOE/D)	28,556	12,960	15,596	120%

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Three months ended September 30,
	2014	2013
Average realized oil price ($/Bbl)	$86.41	$104.21
Average NYMEX WTI ($/Bbl)	$97.21	$105.82
Differential to NYMEX WTI	$(10.80)	$(1.61)
Average realized oil price to NYMEX WTI percentage	89%	98%

Average realized natural gas price ($/Mcf)	$3.58	$3.28
Average NYMEX Henry Hub ($/Mcf)	$4.06	$3.58
Differential to NYMEX Henry Hub	$(0.48)	$(0.30)
Average realized natural gas price to NYMEX Henry Hub percentage	88%	92%

Our average oil differential to NYMEX WTI widened to $10.80 per Bbl for the third quarter of 2014 as compared to $1.61 per Bbl for the third quarter of 2013, primarily due to intermittent capacity constraints between the Midland Basin, Cushing, Oklahoma, and Gulf Coast refineries.  Our average natural gas differential to NYMEX Henry Hub widened to $0.48 per Mcf for the third quarter of 2014 as compared to $0.30 per Mcf for the third quarter of 2013, primarily due to increases in transportation fees to move our natural gas production out of the Midland Basin.

Oil revenues increased 85% to $139.9 million in the third quarter of 2014 from $75.7 million in the third quarter of 2013 as a result of an increase in our oil production volumes of 893 MBbls, partially offset by a $17.80 per Bbl decrease in our average realized oil price.  Our higher oil production increased oil revenues by $93.1 million and was primarily the result of our development program and additional production from our 2014 acquisitions.  Our lower average realized oil price decreased oil revenues by $28.8 million and was primarily due to a lower average NYMEX price, which decreased to $97.21 per Bbl in the third quarter of 2014 from $105.82 per Bbl in the third quarter of 2013, and the widening of our oil differentials as previously discussed.

Natural gas revenues increased 135% to $9.8 million in the third quarter of 2014 from $4.2 million in the third quarter of 2013 as a result of an increase in our natural gas production volumes of 1,469 MMcf and a $0.30 per Mcf increase in our average realized natural gas price.  Our higher natural gas production increased natural gas revenues by $4.8 million and was primarily the result of our development program, additional production from our 2014 acquisitions, and a reduction in flaring a portion of our natural gas production due to improvements and expansion of natural gas processing infrastructure.  Our higher average realized natural gas price increased natural gas revenues by $0.8 million and was primarily due to a higher average NYMEX price, which increased to $4.06 per Mcf in the third quarter of 2014 from $3.58 per Mcf in the third quarter of 2013, partially offset by the widening of our natural gas differentials as previously discussed.

NGL revenues increased 90% to $16.3 million in the third quarter of 2014 from $8.6 million in the third quarter of 2013 as a result of an increase in our NGL production volumes of 296 MBbls, partially offset by a $4.16 per Bbl decrease in our average realized NGL price.  Our higher NGL production increased NGL revenues by $10.0 million and was primarily the result of our development program, additional production from our 2014 acquisitions, and a reduction in flaring as described above.  Our lower average realized NGL price decreased NGL revenues by $2.3 million.

Expenses.  The following table summarizes our expenses for the periods indicated:

	Three months ended September 30,		Increase / (Decrease)
	2014	2013	$	%
Expenses (in thousands):
Production:
Lease operating (a)	$16,677	$8,762	$7,915	90%
Production, severance, and ad valorem taxes	11,647	5,498	6,149	112%
Total production expenses	28,324	14,260	14,064	99%
Other:
Depletion, depreciation, and amortization	50,246	23,611	26,635	113%
General and administrative (b)	15,310	6,696	8,614	129%
Contract termination fee	—	2,408	(2,408)	-100%
Acquisition costs	388	29	359	1238%
Derivative fair value loss (gain)	(58,526)	27,037	(85,563)	-316%
Accretion of discount on asset retirement obligations	273	174	99	57%
Total operating	36,015	74,215	(38,200)	-51%
Interest	12,502	10,039	2,463	25%
Income tax provision	42,662	1,934	40,728	2106%
Total expenses	$91,179	$86,188	$4,991	6%

Expenses (per BOE):
Production:
Lease operating (a)	$6.35	$7.35	$(1.00)	-14%
Production, severance, and ad valorem taxes	4.43	4.61	(0.18)	-4%
Total production expenses	10.78	11.96	(1.18)	-10%
Other:
Depletion, depreciation, and amortization	19.13	19.80	(0.67)	-3%
General and administrative (b)	5.83	5.62	0.21	4%
Contract termination fee	—	2.02	(2.02)	-100%
Acquisition costs	0.15	0.02	0.13	650%
Derivative fair value loss (gain)	(22.28)	22.68	(44.96)	-198%
Accretion of discount on asset retirement obligations	0.10	0.15	(0.05)	-33%
Total operating	13.71	62.25	(48.54)	-78%
Interest	4.76	8.42	(3.66)	-43%
Income tax provision	16.24	1.62	14.62	902%
Total expenses	$34.71	$72.29	$(37.58)	-52%

(a)         For the third quarter of 2014, includes non-cash equity-based compensation of $0.7 million ($0.26 per BOE) and non-cash LOE for oil inventory assumed in acquisitions of $0.5 million ($0.19 per BOE).  For the third quarter of 2013, includes non-cash equity-based compensation of $0.2 million ($0.16 per BOE).

(b)         For the third quarter of 2014, includes non-cash equity-based compensation of $6.9 million ($2.63 per BOE), Encana merger costs of $1.8 million ($0.68 per BOE), and secondary offering costs of $0.3 million ($0.12 per BOE).  For the third quarter of 2013, includes non-recurring IPO costs of $2.1 million ($1.77 per BOE), non-cash equity-based compensation of $0.5 million ($0.40 per BOE), and corporate reorganization costs of $0.2 million ($0.13 per BOE).

Production expenses.  LOE increased 90% to $16.7 million in the third quarter of 2014 from $8.8 million in the third quarter of 2013 as a result of an increase in production volumes as previously discussed, which contributed $10.5 million of additional LOE, partially offset by a $1.00 decrease in the average per BOE rate, which would have reduced LOE by $2.6 million if production had been unchanged.  The decrease in our average LOE per BOE rate was attributable to our close control of well servicing costs and leverage of our centralized service facilities and water handling systems.

Production, severance, and ad valorem taxes increased 112% to $11.6 million in the third quarter of 2014 from $5.5 million in the third quarter of 2013 primarily due to higher wellhead revenues as previously discussed.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes increased to 7.0% in the third quarter of 2014 as compared to 6.2% in the third quarter of 2013, primarily due to the decrease in average realized oil prices as previously discussed and the increase in natural gas revenues as a percentage of total revenues.  Ad valorem taxes are paid based on prior year commodity prices and valuations of oil and natural gas properties, whereas production taxes are based on current year commodity prices and production volumes.  Texas generally imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production.

Depreciation, depletion, and amortization (“DD&A”).  DD&A expense increased 113% to $50.2 million in the third quarter of 2014 from $23.6 million in the third quarter of 2013 primarily due to an increase in production volumes as previously discussed and an increase in our asset base subject to amortization as a result of our drilling activity and additional properties added from our 2014 acquisitions.

General and administrative (“G&A”).  G&A expense, excluding non-cash equity-based compensation, increased 35% to $8.4 million in the third quarter of 2014 from $6.2 million in the third quarter of 2013 primarily due to (i) higher payroll and payroll-related costs, including mid-year performance bonuses, as we continue to add employees in order to accommodate our growing drilling program, (ii) additional expenses related to being a public company, (iii) $1.8 million of costs related to the pending merger with Encana, and (iv) $0.3 million of nonrecurring offering costs, partially offset by $2.1 million of non-recurring IPO costs in the third quarter of 2013.  Non-cash equity-based compensation allocated to G&A expense increased to $6.9 million in the third quarter of 2014 from $0.5 million in the third quarter of 2013 primarily due to stock awards granted to employees as part of our incentive program.

Contract termination fee.  Holdings was a party to a Services Agreement which required it to compensate Apollo for consulting and advisory services.  Upon the consummation of our IPO, Holdings terminated the Services Agreement and, in connection with the termination, Holdings paid $2.4 million to Apollo.  Such payment corresponded to the present value as of the date of termination of the aggregate annual fees that would have been payable during the remaining term of the Services Agreement.

Derivative fair value loss (gain).  During the third quarter of 2014, we recorded a $58.5 million derivative fair value gain as compared to a $27.0 million derivative fair value loss in the third quarter of 2013.  Since we do not use hedge accounting, changes in fair value of our derivatives are recognized as gains and losses in the current period.  Included in these amounts were total cash settlements paid on derivatives adjusted for recovered premiums during the third quarter of 2014 of $4.4 million as compared to $7.1 million during the third quarter of 2013.

Interest expense.  Interest expense increased 25% to $12.5 million in the third quarter of 2014 from $10.0 million in the third quarter of 2013 due to higher long-term debt balances.  Our weighted-average total debt increased to $1.2 billion for the third quarter of 2014 as compared to $527.7 million for the third quarter of 2013, primarily due to (i) funding requirements to develop our oil and natural gas properties that are not covered by our operating cash flows and (ii) funding of acquisitions.

Our weighted-average interest rate, before capitalized interest, decreased to 6.8% for the third quarter of 2014 as compared to 7.5% for the third quarter of 2013, primarily due to the issuance of our 6% senior notes in April 2014.

The following table provides the components of our interest expense for the periods indicated:

	Three months ended September 30,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Credit agreement	$1,156	$417	$739
7 3/8% senior notes	9,239	9,147	92
6% senior notes	9,770	—	9,770
Amortization of debt issuance costs	967	545	422
Less: interest capitalized	(8,630)	(70)	(8,560)
Total	$12,502	$10,039	$2,463

Income taxes.  In the third quarter of 2014, we recorded an income tax provision of $42.7 million as compared to $1.9 million in the third quarter of 2013.  In the third quarter of 2014, we had income before income taxes and noncontrolling interest of $117.6 million as compared to $4.2 million in the third quarter of 2013.  Our effective tax rate decreased to 36.3% in the third quarter of 2014 as compared to 46.0% in the third quarter of 2013, primarily due to a decrease in permanent differences related to the initial public offering in 2013 and a reduction in our projected annual effective state income tax rate for 2014.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Revenues.  The following table provides the components of our revenues for the periods indicated, as well as each period’s respective production volumes and average prices:

	Nine months ended September 30,		Increase / (Decrease)
	2014	2013	$	%
Revenues (in thousands):
Oil	$341,144	$175,934	$165,210	94%
Natural gas	25,907	11,894	14,013	118%
NGLs	41,169	20,508	20,661	101%
Total revenues	$408,220	$208,336	$199,884	96%

Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$90.57	$94.43	$(3.86)	-4%
Oil ($/Bbl) (after impact of cash settled derivatives)	$85.85	$90.19	$(4.34)	-5%
Natural gas ($/Mcf)	$3.97	$3.42	$0.55	16%
NGLs ($/Bbl)	$31.77	$30.87	$0.90	3%
Combined ($/BOE) (before impact of cash settled derivatives)	$66.39	$67.07	$(0.68)	-1%
Combined ($/BOE) (after impact of cash settled derivatives)	$63.50	$64.52	$(1.02)	-2%

Total production volumes:
Oil (MBbls)	3,766	1,863	1,903	102%
Natural gas (MMcf)	6,520	3,474	3,046	88%
NGLs (MBbls)	1,296	664	632	95%
Combined (MBOE)	6,149	3,106	3,043	98%

Average daily production volumes:
Oil (Bbls/D)	13,797	6,824	6,973	102%
Natural gas (Mcf/D)	23,883	12,725	11,158	88%
NGLs (Bbls/D)	4,747	2,433	2,314	95%
Combined (BOE/D)	22,524	11,378	11,146	98%

The following table shows the relationship between our average oil and natural gas realized prices as a percentage of average NYMEX prices for the periods indicated.  Management uses the realized price to NYMEX margin analysis to analyze trends in our oil and natural gas revenues.

	Nine months ended September 30,
	2014	2013
Average realized oil price ($/Bbl)	$90.57	$94.43
Average NYMEX WTI ($/Bbl)	$99.60	$98.17
Differential to NYMEX WTI	$(9.03)	$(3.74)
Average realized oil price to NYMEX WTI percentage	91%	96%

Average realized natural gas price ($/Mcf)	$3.97	$3.42
Average NYMEX Henry Hub ($/Mcf)	$4.54	$3.67
Differential to NYMEX Henry Hub	$(0.57)	$(0.25)
Average realized natural gas price to NYMEX Henry Hub percentage	87%	93%

Our average oil differential to NYMEX WTI widened to $9.03 per Bbl for the first nine months of 2014 as compared to $3.74 per Bbl for the first nine months of 2013, primarily due to intermittent capacity constraints between the Midland Basin, Cushing, Oklahoma, and Gulf Coast refineries.  Our average natural gas differential to NYMEX Henry Hub widened to $0.57 per Mcf for the first nine months of 2014 as compared to $0.25 per Mcf for the first nine months of 2013, primarily due to increases in transportation fees to move our natural gas production out of the Midland Basin.

Oil revenues increased 94% to $341.1 million in the first nine months of 2014 from $175.9 million in the first nine months of 2013 as a result of an increase in our oil production volumes of 1,903 MBbls, partially offset by a $3.86 per Bbl decrease in our average realized oil price.  Our higher oil production increased oil revenues by $179.7 million and was primarily the result of our development program and additional production from our 2014 acquisitions.  Our lower average realized oil price decreased oil revenues by $14.5 million and was primarily due to the widening of our oil differentials as previously discussed, partially offset by a higher average NYMEX price, which increased to $99.60 per Bbl in the first nine months of 2014 from $98.17 per Bbl in the first nine months of 2013.

Natural gas revenues increased 118% to $25.9 million in the first nine months of 2014 from $11.9 million in the first nine months of 2013 as a result of an increase in our natural gas production volumes of 3,046 MMcf and a $0.55 per Mcf increase in our average realized natural gas price.  Our higher natural gas production increased natural gas revenues by $10.4 million and was primarily the result of our development program, additional production from our 2014 acquisitions, and a reduction in flaring a portion of our natural gas production due to improvements and expansion of natural gas processing infrastructure.  Our higher average realized natural gas price increased natural gas revenues by $3.6 million and was primarily due to a higher average NYMEX price, which increased to $4.54 per Mcf in the first nine months of 2014 from $3.67 per Mcf in the first nine months of 2013, partially offset by the widening of our natural gas differentials as previously discussed.

NGL revenues increased 101% to $41.2 million in the first nine months of 2014 from $20.5 million in the first nine months of 2013 as a result of an increase in our NGL production volumes of 632 MBbls and a $0.90 per Bbl increase in our average realized NGL price.  Our higher NGL production increased NGL revenues by $19.5 million and was primarily the result of our development program, additional production from our 2014 acquisitions, and a reduction in flaring as described above.  Our higher average realized NGL price increased NGL revenues by $1.2 million.

Expenses.  The following table summarizes our expenses for the periods indicated:

	Nine months ended September 30,		Increase / (Decrease)
	2014	2013	$	%
Expenses (in thousands):
Production:
Lease operating (a)	$42,126	$23,774	$18,352	77%
Production, severance, and ad valorem taxes	27,060	13,549	13,511	100%
Total production expenses	69,186	37,323	31,863	85%
Other:
Depletion, depreciation, and amortization	116,792	62,022	54,770	88%
General and administrative (b)	38,718	13,543	25,175	186%
Contract termination fee	—	2,408	(2,408)	-100%
Acquisition costs	2,213	180	2,033	1129%
Derivative fair value loss (gain)	(14,949)	21,331	(36,280)	-170%
Accretion of discount on asset retirement obligations	690	485	205	42%
Total operating	212,650	137,292	75,358	55%
Interest	35,208	26,595	8,613	32%
Income tax provision	57,916	6,805	51,111	751%
Total expenses	$305,774	$170,692	$135,082	79%

Expenses (per BOE):
Production:
Lease operating (a)	$6.85	$7.65	$(0.80)	-10%
Production, severance, and ad valorem taxes	4.40	4.36	0.04	1%
Total production expenses	11.25	12.01	(0.76)	-6%
Other:
Depletion, depreciation, and amortization	18.99	19.97	(0.98)	-5%
General and administrative (b)	6.30	4.36	1.94	44%
Contract termination fee	—	0.78	(0.78)	-100%
Acquisition costs	0.36	0.06	0.30	500%
Derivative fair value loss (gain)	(2.43)	6.87	(9.30)	-135%
Accretion of discount on asset retirement obligations	0.11	0.16	(0.05)	-31%
Total operating	34.58	44.21	(9.63)	-22%
Interest	5.73	8.56	(2.83)	-33%
Income tax provision	9.42	2.19	7.23	330%
Total expenses	$49.73	$54.96	$(5.23)	-10%

(a)         For the first nine months of 2014, includes non-cash LOE for oil inventory assumed in acquisitions of $2.2 million ($0.35 per BOE) and non-cash equity-based compensation of $1.4 million ($0.22 per BOE).  For the first nine months of 2013, includes non-cash equity-based compensation of $0.2 million ($0.07 per BOE).

(b)         For the first nine months of 2014, includes non-cash equity-based compensation of $14.6 million ($2.38 per BOE), Encana merger costs of $1.8 million ($0.29 per BOE), and secondary offering costs of $1.5 million ($0.25 per BOE).  For the first nine months of 2013, includes non-recurring IPO costs of $2.1 million ($0.68 per BOE), corporate reorganization costs of $0.7 million ($0.21 per BOE), non-cash equity-based compensation of $0.6 million ($0.18 per BOE), and advisory fees of $0.5 million ($0.16 per BOE).

Production expenses.  LOE increased 77% to $42.1 million in the first nine months of 2014 from $23.8 million in the first nine months of 2013 as a result of an increase in production volumes as previously discussed, which contributed $23.3 million of additional LOE, partially offset by a $0.80 decrease in the average per BOE rate, which would have reduced LOE by $4.9 million if production had been unchanged.  The decrease in our average LOE per BOE rate was attributable to our close control of well servicing costs and leverage of our centralized service facilities and water handling systems.

Production, severance, and ad valorem taxes increased 100% to $27.1 million in the first nine months of 2014 from $13.5 million in the first nine months of 2013 primarily due to higher wellhead revenues as previously discussed.  As a percentage of wellhead revenues, production, severance, and ad valorem taxes remained relatively consistent at 6.6% in the first nine months of 2014 as compared to 6.5% in the first nine months of 2013.  Ad valorem taxes are paid based on prior year commodity prices and valuations of oil and natural gas properties, whereas production taxes are based on current year commodity prices and production volumes.

DD&A.  DD&A expense increased 88% to $116.8 million in the first nine months of 2014 from $62.0 million in the first nine months of 2013 primarily due to an increase in production volumes as previously discussed and an increase in our asset base subject to amortization as a result of our drilling activity and additional properties added from our 2014 acquisitions.

G&A.  G&A expense, excluding non-cash equity-based compensation, increased 86% to $24.1 million in the first nine months of 2014 from $13.0 million in the first nine months of 2013 primarily due to (i) higher payroll and payroll-related, including mid-year performance bonuses, as we continue to add employees in order to accommodate our growing drilling program, (ii) additional expenses related to being a public company, (iii) $1.8 million of costs related to the pending merger with Encana, and (iv) $1.5 million of nonrecurring offering costs, partially offset by $2.1 million of non-recurring IPO costs in the third quarter of 2013.  Non-cash equity-based compensation allocated to G&A expense increased to $14.6 million in the first nine months of 2014 from $0.6 million in the first nine months of 2013 primarily due to stock awards granted to employees as part of our incentive program.

Contract termination fee.  Holdings was a party to a Services Agreement which required it to compensate Apollo for consulting and advisory services.  Upon the consummation of our IPO, Holdings terminated the Services Agreement and, in connection with the termination, Holdings paid $2.4 million to Apollo.  Such payment corresponded to the present value as of the date of termination of the aggregate annual fees that would have been payable during the remaining term of the Services Agreement.

Derivative fair value loss (gain).  During the first nine months of 2014, we recorded a $14.9 million derivative fair value gain as compared to a $21.3 million derivative fair value loss in the first nine months of 2013.  Since we do not use hedge accounting, changes in fair value of our derivatives are recognized as gains and losses in the current period.  Included in these amounts were total cash settlements paid on derivatives adjusted for recovered premiums during the first nine months of 2014 of $17.8 million as compared to $7.9 million during the first nine months of 2013.

Interest expense.  Interest expense increased 32% to $35.2 million in the first nine months of 2014 from $26.6 million in the first nine months of 2013 due to higher long-term debt balances.  Our weighted-average total debt increased to $914.5 million for the first nine months of 2014 as compared to $481.1 million for the first nine months of 2013, primarily due to (i) funding requirements to develop our oil and natural gas properties that are not covered by our operating cash flows and (ii) funding of our 2014 acquisitions.

Our weighted-average interest rate, before capitalized interest, decreased to 7.1% for the first nine months of 2014 as compared to 7.4% for the first nine months of 2013, primarily due to the write off of unamortized debt issuance costs in the second quarter of 2013 and the issuance of our 6% senior notes in April 2014.

The following table provides the components of our interest expense for the periods indicated:

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Credit agreement	$2,443	$3,027	$(584)
7 3/8% senior notes	27,733	16,854	10,879
6% senior notes	16,285	—	16,285
Former second lien term loan	—	2,777	(2,777)
Write off of debt issuance costs	—	2,838	(2,838)
Amortization of debt issuance costs	2,325	1,280	1,045
Less: interest capitalized	(13,578)	(181)	(13,397)
Total	$35,208	$26,595	$8,613

Income taxes.  In the first nine months of 2014, we recorded an income tax provision of $57.9 million as compared to $6.8 million in the first nine months 2013.  In the first nine months of 2014, we had income before income taxes and noncontrolling interest of $160.4 million as compared to $44.5 million in the first nine months of 2013.  Our effective tax rate increased to 36.1% in the first nine months of 2014 as compared to 15.3% in the first nine months of 2013 as a result of our corporate reorganization in April 2013 in which Athlon (a C-corporation) obtained substantially all of Holdings’ interests, our accounting predecessor, which is a limited partnership not subject to federal income taxes.

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

•                  Funding of working capital; and

•                  Contractual obligations.

Development and exploration of oil and natural gas properties.  The following table summarizes our costs incurred related to development and exploration activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Development (a)	$70,064	$42,430	$206,175	$132,883
Exploration (b)	123,430	65,402	297,857	145,435
Total	$193,494	$107,832	$504,032	$278,318

(a)         Includes asset retirement obligations incurred of $0.3 million and $0.2 million during the three months ended September 30, 2014 and 2013, respectively, and $0.7 million and $0.4 million during the nine months ended September 30, 2014 and 2013, respectively.

(b)         Includes asset retirement obligations incurred of $0.3 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively, and $0.7 million and $0.3 million during the nine months ended September 30, 2014 and 2013, respectively.

Our development capital primarily relates to the drilling of development and infill wells, workovers of existing wells, and the construction of field-related facilities.  Our exploration expenditures primarily relate to the drilling of exploratory wells, seismic costs, delay rentals, and geological and geophysical costs.

Our development and exploration activities in the first nine months of 2014 were higher than in the first nine months of 2013 primarily due to our higher rig count, including the addition of horizontal drilling rigs.

Acquisitions of oil and natural gas properties.  The following table summarizes our costs incurred related to oil and natural gas property acquisitions for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Acquisitions of evaluated properties (a)	$184,112	$3,113	$681,866	$5,883
Acquisitions of unevaluated properties	201,966	17,009	686,424	30,985
Total	$386,078	$20,122	$1,368,290	$36,868

(a)         Includes asset retirement obligations incurred of $1.0 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively, and $3.1 million and $0.3 million during the nine months ended September 30, 2014 and 2013, respectively.

In the third quarter of 2014, we completed the acquisition of certain oil and natural gas properties and related assets in the Midland Basin from Summit for approximately $202.5 million in cash, subject to post-closing adjustments.  In the second quarter of 2014, we completed the acquisitions of certain oil and natural gas properties and related assets in the Midland Basin from Hibernia and Piedra for approximately $394.0 million and $292.8 million in cash, respectively, subject to post-closing adjustments.  These amounts are included in the above table.

Funding of working capital.  As of September 30, 2014 and December 31, 2013, our working capital (defined as total current assets less total current liabilities) was a $95.7 million deficit and a $45.4 million surplus, respectively.  The decrease in working capital was primarily due to our 2014 acquisitions.  Since our principal source of operating cash flows comes from oil and natural gas reserves to be produced in future periods, which cannot be reported as working capital, we often have negative working capital.  For the remainder of 2014, we expect to have a working capital deficit primarily due to amounts accrued related to our extensive development activities.  We expect that our cash flows from operating activities and availability under our credit agreement will be sufficient to fund our working capital needs, drilling capital expenditures, and other obligations for at least the next 12 months.  We expect that our production volumes, commodity prices, and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.

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

Off-balance sheet arrangements.  We have no investments in unconsolidated entities or persons that could materially affect our liquidity or the availability of capital resources.  We have no off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition or results of operations.

Capital resources

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Net cash provided by operating activities	$269,669	$136,775	$132,894
Net cash used in investing activities	(1,817,882)	(295,003)	(1,522,879)
Net cash provided by financing activities	1,440,185	346,245	1,093,940
Net increase (decrease) in cash	$(108,028)	$188,017	$(296,045)

Cash flows from operating activities.  Cash provided by operating activities increased $132.9 million to $269.7 million in the first nine months of 2014 from $136.8 million in the first nine months of 2013, primarily due to an increase in our production margin as our total production volumes increased 98%, partially offset by increased expenses as a result of having more producing wells in the first nine months of 2014 as compared to the first nine months of 2013.

Cash flows used in investing activities.  Cash used in investing activities increased $1.5 billion to $1.8 billion in the first nine months of 2014 from $295.0 million in the first nine months of 2013, primarily due to a $1.3 billion increase in amounts paid to acquire oil and natural gas properties and a $193.4 million increase in amounts paid to develop oil and natural gas properties.  The increase in our development expenditures was primarily due to our higher rig count, including the addition of horizontal drilling rigs.

Cash flows from financing activities.  Our cash flows from financing activities consist primarily of net proceeds from and payments on long-term debt and issuances of shares of our common stock.  We periodically draw on our credit agreement to fund acquisitions and other capital commitments.

During the first nine months of 2014, we received net cash of $1.4 billion from financing activities, including $570.8 million of net proceeds from issuances of shares of our common stock, $639.1 million of net proceeds from the issuance of our 6% senior notes, and net borrowings of $236 million under our credit agreement.  Net borrowings increased the outstanding borrowings under our credit agreement from none at December 31, 2013 to $236 million at September 30, 2014.

During the first nine months of 2013, we received net cash of $346.2 million from financing activities, including $296.0 million of net proceeds from our IPO and $487.1 million of net proceeds from the issuance of our 7 3/8% senior notes, partially offset by $125 million used to repay in full and terminate our former second lien term loan, net repayments of $237 million under our credit agreement, and a $75 million distribution to Holdings’ Class A limited partners.

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

Our drilling capital expenditures and other future expenditures are largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities, timing of projects, and market conditions.  We plan to finance our ongoing drilling capital expenditures using internally generated cash flows and availability under our credit agreement.

Internally generated cash flows.  Our internally generated cash flows, results of operations, and financing for our operations are largely dependent on oil, natural gas, and NGL prices.  During the first nine months of 2014, our average realized natural gas and NGL prices increased by 16% and 3%, respectively, as compared to the first nine months of 2013, while our average realized oil price decreased by 4%.  Realized commodity prices fluctuate widely in response to changing market forces.  If commodity prices decline or we experience a significant widening of our differentials to NYMEX prices, then our results of operations, cash flows from operations, and borrowing base under our credit agreement may be adversely impacted.  Prolonged periods of lower commodity prices or sustained wider differentials to NYMEX prices could cause us to not be in compliance with financial covenants under our credit agreement and thereby affect our liquidity.  To offset reduced cash flows in a lower commodity price environment, we have established a portfolio of oil swaps that will provide stable cash flows on a portion of our oil production.  Currently, we have the following oil swaps:

Period	Average Daily Swap Volume	Weighted- Average Swap Price
	(Bbl)	(per Bbl)
Q4 2014	10,961	$92.31

Q1 2015	12,800	92.12
Q2 2015	12,800	92.12
Q3 2015	11,800	93.69
Q4 2015	11,800	93.69

Q1 2016	2,500	92.35
Q2 2016	2,500	92.35

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

Credit agreement.  We are a party to an amended and restated credit agreement dated March 19, 2013, which matures on March 19, 2018.  Our credit agreement provides for revolving credit loans to be made to us from time to time and letters of credit to be issued from time to time for the account of us or any of our restricted subsidiaries.  The aggregate amount of the commitments of the lenders under our credit agreement is $1.0 billion.  Availability under our credit agreement is subject to a borrowing base, which is redetermined semi-annually and upon requested special redeterminations.  Borrowings under our credit agreement may be repaid from time to time without penalty.  As of September 30, 2014, the borrowing base was $837.5 million and there were $236 million of outstanding borrowings, $601.5 million of borrowing capacity, and no outstanding letters of credit under our credit agreement.

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

As of September 30, 2014, we were in compliance with all covenants in our credit agreement.

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

As of September 30, 2014, we were in compliance with all covenants in our senior notes.

Capitalization.  At September 30, 2014, we had total assets of $3.1 billion and total capitalization of $2.7 billion, of which 49% was represented by equity and 51% by long-term debt.  At December 31, 2013, we had total assets of $1.4 billion and total capitalization of $1.1 billion, of which 56% was represented by equity and 44% by long-term debt.  The percentages of our capitalization represented by equity and long-term debt could vary in the future if debt or equity is used to finance capital projects or acquisitions.

Changes in Prices

Our revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms are affected by changes in commodity prices, which can fluctuate significantly.  The following table provides our average realized prices for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Average realized prices:
Oil ($/Bbl) (before impact of cash settled derivatives)	$86.41	$104.21	$90.57	$94.43
Oil ($/Bbl) (after impact of cash settled derivatives)	83.67	94.39	85.85	90.19
Natural gas ($/Mcf)	3.58	3.28	3.97	3.42
NGLs ($/Bbl)	29.60	33.76	31.77	30.87
Combined ($/BOE) (before impact of cash settled derivatives)	63.20	74.16	66.39	67.07
Combined ($/BOE) (after impact of cash settled derivatives)	61.51	68.18	63.50	64.52

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

New Accounting Pronouncements

The effects of new accounting pronouncements are discussed in Note 2 of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”

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

Counterparties

At September 30, 2014, we had committed 10% or greater (in terms of fair market value) of our oil derivative contracts in asset positions from the following counterparties:

Fair Market Value of
Oil Derivative
Contracts
Counterparty	Committed
(in thousands)
Citibank	$7,524
Barclays PLC	6,187
Scotiabank	4,953
J Aron	4,397

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

Commodity price sensitivity

Commodity prices are often subject to significant volatility due to many factors that are beyond our control, including but not limited to: prevailing economic conditions, supply and demand of hydrocarbons in the marketplace, actions by speculators, and geopolitical events such as wars or natural disasters.  We manage oil price risk with swaps, which provide a fixed price for a notional amount of sales volumes.  The following table summarizes our open commodity derivative contracts as of September 30, 2014:

Period	Average Daily Swap Volume	Weighted- Average Swap Price	Net Asset Fair Market Value
	(Bbl)	(per Bbl)	(in thousands)
Q4 2014	10,961	$92.31	$2,168

Q1 2015	12,800	92.12
Q2 2015	12,800	92.12
Q3 2015	11,800	93.69
Q4 2015	11,800	93.69
2015	12,296	92.88	22,727

Q1 2016	2,500	92.35
Q2 2016	2,500	92.35
2016	1,243	92.35	2,718
			$27,613

We are also a party to Midland-Cushing basis differential swaps for 6,000 Bbls/D at $5.19/Bbl for 2015.  At September 30, 2014, the fair value of these contracts was a net liability of approximately $1.3 million.

As of September 30, 2014, the fair market value of our oil derivative contracts was a net asset of $26.3 million.  Based on our open commodity derivative positions at September 30, 2014, a 10% decrease in the NYMEX WTI price would increase our net commodity derivative asset by approximately $51.2 million, while a 10% increase in the NYMEX WTI price would change our net commodity derivative asset to a net commodity derivative liability of approximately $24.9 million.

Interest rate sensitivity

At September 30, 2014, we had outstanding debt of $1.4 billion, $500 million of which bears interest at a fixed rate of 7 3/8%, $650 million of which bears interest at a fixed rate of 6%, and $236 million of which consisted of outstanding borrowings under our credit agreement and is subject to floating market rates of interest that are linked to the Eurodollar rate.  At this level of floating rate debt, if the Eurodollar rate increased 10%, we would incur an additional $0.4 million of interest expense per year, and if the Eurodollar rate decreased 10%, we would incur $0.4 million less.  At September 30, 2014, the fair value of our senior notes was approximately $1.2 billion.

Item 4.  Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

10.1

Purchase and Sale Agreement, dated as of July 25, 2014, by and among the parties thereto (incorporated by reference to Exhibit 2.1 of Athlon’s Current Report on Form 8-K, filed with the SEC on September 4, 2014).

10.2+	Form of Restricted Stock Grant Notice—Executive (incorporated by reference to Exhibit (e)(12) to Athlon’s Schedule 14D-9, filed with the SEC on October 10, 2014).
10.3

Agreement and Plan of Merger, dated as of September 27, 2014, by and among Encana Corporation, Alenco Acquisition Company Inc., and Athlon Energy Inc. (incorporated by reference to Exhibit 2.1 of Athlon’s Current Report on Form 8-K, filed with the SEC on October 2, 2014).

10.4

Amendment to Agreement and Plan of Merger, dated as of November 3, 2014, by and among Encana Corporation, Alenco Acquisition Company Inc., and Athlon Energy Inc. (incorporated by reference to Exhibit 2.1 of Athlon’s Current Report on Form 8-K, filed with the SEC on November 7, 2014).

10.5+

Form of Amendment to Employment Agreement, dated as of September 27, 2014, by and between Athlon Holdings LP and Robert C. Reeves (incorporated by reference to Exhibit 10.1 of Athlon’s Current Report on Form 8-K, filed with the SEC on October 2, 2014).

10.6+

Form of Amendment to Employment Agreement, dated as of September 27, 2014, by and between Athlon Holdings LP and each named executive officer (other than Robert C. Reeves) (incorporated by reference to Exhibit 10.2 of Athlon’s Current Report on Form 8-K, filed with the SEC on October 2, 2014).

10.7

Form of Non-Exchange Agreement, dated September 27, 2014, by and among Encana Corporation, Alenco Acquisition Company Inc., Athlon Energy Inc., and certain unitholders of Athlon Holdings LP named therein (incorporated by reference to Exhibit (d)(5) to the Schedule TO of Encana Corporation and Alenco Acquisition Company Inc., filed with the SEC on October 10, 2014).

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

Date:  November 12, 2014